Form 10KSB
period 2000-09-30
SIGNAL HILL CORP /CO/
filed 2001-07-05
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                         For the fiscal years ended:
     September 30, 1989, 1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997,
                             1998, 1999, and 2000

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from __________  to __________

                        Commission file number:  33-10829-D

                             SIGNAL-HILL CORPORATION
                  (Name of small business issuer in its charter)

  Colorado                                  84-1047490
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

              1017  South Gaylord Street, Denver, Colorado 80209

   (Address of principal executive offices)              (Zip Code)

                               (303) 698-1918
                         (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _   No  X

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X

The issuer's revenues for its most recent fiscal year were $ 0.

To the best of management's knowledge, no purchases or sales of the issuer's voting stock have occurred, and no market price for such stock has been quoted, in the past 60 days. As a result, the issuer is unable to compute the aggregate market value of the voting stock held by non-affiliates by reference to the price at which the stock was sold, or to the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As of March 16, 2001, 112,548,212 shares of common stock, par value $0.00001 per share, were outstanding.

       DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement 33-10829-D, as amended, is incorporated into
Part I of this Report.

Transitional Small Business Disclosure Format:   Yes __   No X

This Form 10-KSB consists of 22 pages. An exhibit index is presented at page 14.




                                    PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

Signal-Hill Corporation (the "Registrant" or the "Company") was incorporated under the laws of the State of Colorado under the name Trillion Capital, Inc., on September 30, 1986, for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through the date of completion of its initial public offering of securities, the Company's activities were directed toward the acquisition of operating capital.

The Company completed its initial public offering in September of 1987, receiving net proceeds of $348,869 from the sale of 14,937,365 units of the Company's securities, such units consisting of common stock and common stock purchase warrants. After completion of the offering, the Company began the process of identification and evaluation of prospective acquisition candidates.

In 1987, following completion of the offering, the Company entered into an Asset Purchase Agreement with Hoseco, Inc., a privately held Colorado corporation ("Hoseco"), under which the Company acquired all of the assets and known and undisputed liabilities of Hoseco in exchange for 59,749,540 shares of the Company's common stock.
 Subsequent to this asset acquisition, the Company's corporate name was changed to Signal-Hill Corporation.

Hoseco was incorporated in 1981. It manufactured fittings and hose assemblies for high-pressure hydraulic, pneumatic, and refueling applications, and distributed such products through its wholly owned subsidiary, Rocky Mountain Fluid Power Company, a Colorado corporation ("RMFPC").

In 1988, a fire destroyed substantially all of the Company's warehousing, assembly, testing, and fabrication operations. In September of 1989, the Company directed RMFPC to sell its assets and to discontinue operations. In addition, as a result of actions of foreclosure by the Company's principal secured creditor, the Company lost possession of the plant, equipment, and materials necessary to continue in manufacturing. The Company's license to manufacture and distribute a certain patented system was canceled as well. By the end of 1989, the Company had ceased all operations and, subsequent to that time, has not been actively engaged in business.

None of the common stock purchase warrants sold in the Company's initial public offering ever became exercisable, and all of the warrants have expired. As a result, no rights to acquire any common stock from the Company are currently outstanding.

As a result of the fire and the associated demise of the Company's historical business, the Company has reverted to the development stage. The Company's current activities are directed toward the acquisition of working capital, and toward the identification and evaluation of prospective merger or acquisition candidates. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

Competition

The Company is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities. Many established venture-capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to the Company's competitors.

Employees

The Company has no full time employees. Its officers devote as much time as they deem necessary to conduct the Company's business. See "Risk Factors -- Dependence upon Management" and "Risk Factors -- Limited Participation of Management."

Risk Factors

An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

1. No Currently Relevant Operating History. The Company has no currently relevant operating history, revenues from operations, or assets other than cash from private sales of stock. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

2. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

3.  Possible Business - Not Identified and Highly Risky.  The
Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity is unsuccessful.

4. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

5. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation.

6. Lack of Diversification. Because of the limited financial resources of the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

7.  Possible Reliance upon Unaudited Financial Statements.  The
Company generally will require audited financial statements from companies that the Company proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. Moreover, the Company is subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including certified financial statements for any business that the Company shall acquire. Consequently, acquisition prospects that do not have or are unable to obtain the required certified statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

8. Investment Company Regulation. The Company does not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). The Company believes that it will not become subject to regulation under the Investment Act because (i) the Company will not be engaged in the business of investing or trading in securities, (ii) any merger or acquisition undertaken by the Company will result in the Company's obtaining a majority interest in any such merger or acquisition candidate, and
(iii) the Company intends to discontinue any investment in a prospective merger or acquisition candidate in which a majority interest cannot be obtained. Should the Company be required to register as an investment company, it shall incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission (the "Commission") as to the status of the Company under the Investment Act.
 Any violation of the Investment Act will subject the Company to materially adverse consequences. Should the Commission find that the Company is subject to the Investment Act, and order the Company to register under such Act, the Company would vigorously resist such finding and order. Irrespective of whether the Commission or the Company were to prevail in such dispute, however, the Company would be damaged by the costs and delays involved. Because the Company will not register under the Investment Act, investors in the Company will not have the benefit of the various protective provisions imposed on investment companies by such Act, including requirements for independent directors.

9. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

10. Dependence upon Management. The Company will be heavily dependent upon the skills, talents, and abilities of its management to implement its business plan. The Company's executive officers and directors may devote as little as two hours per month to the affairs of the Company, which for a company such as this that is heavily dependent upon management, may be inadequate for Company business, and may delay the acquisition of any opportunity considered. Furthermore, management has no significant experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding the Company's operations. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's management.

11. Lack of Continuity in Management. The Company does not have employment agreements with its management, and there is no assurance that the persons named herein will manage the Company in the future. In connection with acquisition of a business opportunity, the current management of the Company probably will resign and appoint successors. This may occur without the vote or consent of the shareholders of the Company.

12. Conflicts of Interest. Certain conflicts of interest exist between the Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

13. Limited Participation of Management. The Company's executive officers and directors have full-time outside employment and will be available to participate in management decisions only on an "as needed" basis which may amount to as little as two hours per month.
The amount of time that such officers and directors are able to devote to Company business may be inadequate for Company business and may delay the acquisition of any opportunity considered.

14. Indemnification of Officers and Directors. The Company's Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

15. Director's Liability Limited. The Company's Articles of Incorporation exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

16. Dependence upon Outside Advisors. To supplement the business experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

17. Need for Additional Financing. The Company's funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

18. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

19. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

20. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

21. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

22. Dilutive Effects of Issuing Additional Common Stock. The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the stockholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

23. No Public Market Exists. There currently is no public market for the securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities.
Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

24. Broker-Dealer Sales of Company's Registered Securities. The Company's registered securities are covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefor.

25.   No Market Maker - Possible Dominance of Market by Single
Market Maker. Even if the Company's securities become eligible to be traded by securities brokers and dealers that are members of the National Association of Securities Dealers, Inc. ("NASD"), on the Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., the Company has no agreement with any NASD member to act as a market maker for the Company's securities. If the Company should be unsuccessful in obtaining one or more market makers for the Company's securities, the trading level and price of the Company's securities will be materially and adversely affected. If the Company should be successful in obtaining only one market maker for the Company's securities, the market maker would in effect dominate and control the market for such securities. Although management intends to contact several broker-dealers concerning their possible participation as a market maker in the Company's securities, there is no assurance that management will be successful in obtaining any market makers for the Company's securities.

26. Preferred Shares Authorized. The Articles of Incorporation of the Company authorize issuance of a maximum of 10,000,000 Preferred Shares, par value $0.00001 per share. No Preferred Shares have been issued or are outstanding on the date of this Report and there is no plan to issue any in the foreseeable future. Should a series of Preferred Shares be issued, however, the terms of such series could operate to the significant disadvantage of the holders of outstanding Common Shares. Such terms could include, among others, preferences as to dividends, possible voting rights, and distributions on liquidation.

27. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 77,713,572 shares of Common Stock (69% of the total number of issued and outstanding shares) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.

Special Note Regarding Forward-Looking Statements

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of
Operation," and elsewhere in this Report and in the Company's periodic filings with the Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company is provided office space in the offices of its Secretary and Treasurer, for which it pays no rent.


ITEM 3.     LEGAL PROCEEDINGS

In connection with the fire that destroyed the Company's plant and equipment in 1988, and the cessation of the Company's business operations in 1989, a number of legal actions were taken or threatened against the Company. Management believes that each of the actions that were taken has been completed and resolved, and that each of the threatened actions has been barred by statutes of limitations. Accordingly, management believes that the Company is not a party to any threatened or pending legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)   Market Information

 To the best of management's knowledge, no public market for any securities of the Company has existed since 1989, and no firm has undertaken to make a market in the Company's securities.

(b)  Holders

As of March 16, 2001, the Company had 190 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

(c)	Dividends

The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

Management intends to seek out and pursue a business combination with one or more existing private business enterprises that may wish to take advantage of the Company's status as a public corporation. At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.


ITEM 7.     FINANCIAL STATEMENTS

See pages F-1 through F-7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company, and their respective ages, positions held in the Company, and duration as such, are as follows:

       Name             Age            Positions Held and Tenure

Eric J. Sundsvold       51             President and a Director since May
                                       of 1999

Timothy S. Gibson       44             Secretary and Treasurer since
                                       November of 1994, and a Director
                                       since May of 1999

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer, and key employee, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Biographical Information

Mr. Sundsvold has been a licensed securities broker with Rocky
Mountain Securities & Investments, Inc., in Denver, Colorado, for more than the past five years.

Mr. Gibson has been a practicing attorney for over sixteen years, the last ten as a sole practitioner. He is currently admitted to practice in the states of Colorado, Kansas, and Missouri, including the federal courts of those states. His practice emphasizes corporate law and personal injury.

Mr. Gibson is the majority shareholder in two restaurants in the Denver metro area, actively overseeing the business operations of these establishments. He currently sits on the board of six corporations or limited liability companies and is the former owner of a collection agency.

ITEM 10.     EXECUTIVE COMPENSATION

(a)    Cash Compensation

During the fiscal years ended September 30, 1989, through September 30, 2000, no executive officer of the Company received cash compensation other than reimbursement of expenses incurred on behalf of the Company.

(b)  Compensation Pursuant to Plans

None.

(c)  Other Compensation

None.

(d)  Compensation of Directors

None.

(e)  Termination of Employment and Change of Control Arrangements

None.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

As of March 16, 2001, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $0.00001 per share, its only class of outstanding securities. The table also sets forth the total number of shares of these securities owned by the directors and officers of the Company:

Name and Address of          Number of Shares         Percentage
Beneficial Owner             Owned Beneficially       of Class

Eric J. Sundsvold
9034 E. Easter Place
Suite 207
Englewood, CO 80112          78,063,572(1)            69.4%


All officers and directors   78,063,572(1)            69.4%
as a group (2 persons)

(1)The figure shown includes 300,000 shares held in the name of Mr. Sundsvold as custodian for Mr. Sundsvold's son pursuant to a gift under the Uniform Gifts to Minors Act, and 50,000 shares held in the name of Mr. Sundsvold's wife. Mr. Sundsvold disclaims beneficial ownership of all of the 350,000 shares mentioned in the immediately preceding sentence.


Changes in Control

The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions, or series of transactions, for any of the fiscal years ended September 30, 1989, through September 30, 2000, nor are there any currently proposed transactions, or series of the same, to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five-percent shareholder or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)3.   Exhibits

Exhibit No.     Description                    Location

     3          Articles of Incorporation      Incorporated
                                               by reference to
                                               Exhibit 3 to the
                                               Registrant's
                                               Registration
                                               Statement
                                               (No. 33-10829-D)

    3.1         Bylaws                         Incorporated by
                                               reference to Exhibit
                                               No. 3.1 to the
                                               Registrant's
                                               Registration
                                               Statement (No.
                                               33-10829-D)

     4          Rights of Stockholders         Included in Exhibits
                                               3 and 3.1 above.

     (b)        Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended September 30, 2000.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 29, 2001                         SIGNAL-HILL CORPORATION



                                               By: /s/ Eric J. Sundsvold
                                               Eric J. Sundsvold, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name               Title                        Date

/s/ Eric J. Sundsvold      President and a Director     June 29, 2001
Eric J. Sundsvold         (Principal Executive Officer)


/s/ Timothy S. Gibson      Secretary, Treasurer, and    June 29, 2001
Timothy S. Gibson          a Director (Principal
                           Financial Officer and
                           Principal Accounting Officer)


                        INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Signal-Hill Corporation
Denver, Colorado


We have audited the accompanying balance sheets of Signal-Hill Corporation (a development stage company) as of September 30, 2000 and 1999, and the related statements of operations, shareholders' deficit and cash flows for years ended September 30, 2000, 1999, and 1998, and for the period from October 1, 1989 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Hill Corporation (a development stage company) as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000, 1999, and 1998, and for the period from October 1, 1989 (inception) to September 30, 2000, in conformity with generally accepted accounting principals.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $9,840 during the year ended September 30, 2000, and, as of that date, had a working capital deficiency of $32,957 and net worth deficit of $32,957. As described more fully in
Note 1, the Company is in a developmental stage and as such, does not currently have any revenue producing activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               /S/ Levine, Hughes & Mithuen, Inc.


Englewood, Colorado
November 17, 2000

                                     F-1



                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS
                         SEPTEMBER 30, 2000 AND 1999


ASSETS

                                                        2000           1999

       Total assets                                $         -        $     -



LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                        2000            1999
Current liabilities:

Loans from shareholders                            $   31,026         $ 23,117
Accounts payable                                        1,931                -
       Total current liabilities                       32,957           23,117

Shareholders' deficit:
Preferred stock, no par value; 10,000,000
  shares authorized, no shares issued or outstanding        -                -
Common stock, $.00001 par value;
  300,000,000 shares authorized, 112,548,212
  shares issued and outstanding                         1,125            1,125
Additional paid in capital                            770,795          770,795
Deficit accumulated during the
  development stage                                  (804,877)        (795,037)

     Total shareholders' deficit                      (32,957)         (23,117)


                                                   $        -          $     -


    See accompanying independent auditors' report and notes to financial statements.
                                     F-2




                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
   AND FOR THE PERIOD FROM OCTOBER 1, 1989 (INCEPTION) TO SEPTEMBER 30, 2000



                                                                 October 1, 1989
                                                                 (Inception) to
                         2000          1999        1998       September 30, 2000

Revenues              $      -      $      -    $      -               $      -

Cost and Expenses        9,840         6,000       2,750                 32,957

Net loss              $ (9,840)     $ (6,000)   $ (2,750)             $ (32,957)


Net loss per share    $      *      $      *    $      *                $     *


Weighted average
number of common
shares outstanding  112,548,212   112,548,212  112,548,212          112,548,212


*less than .01 per share

   See accompanying independent auditors' report and notes to financial statements.
                                     F-3





                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF SHAREHOLDERS' DEFICIT
            FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
   AND FOR THE PERIOD FROM OCTOBER 1, 1989 (INCEPTION) TO SEPTEMBER 30, 2000



                           Common Stock
                                      Par Value            Additional        Deficit Accumulated
                        Number of     $ .00001             Paid-in           During the
                        Shares        Per Share            Capital           Development Stage


Balance at
 September 30, 1997     112,548,212   $  1,125            $  770,795             $  (786,287)

Net loss for the year
 Ended September 30,
 1998                             -           -                     -                (2,750)
Balance at
 September 30, 1998     112,548,212       1,125               770,795              (789,037)

Net loss for the year
 ended September 30,
 1999                            -            -                     -                (6,000)

Balance at
 September 30, 1999     112,548,212        1,125              770,795              (795,037)

Net loss for the year
 ended September
 30, 2000                         -            -                    -                (9,840)

Balance at
 September 30, 2000     112,548,212      $ 1,125           $  770,795            $ (804,877)

   See accompanying independent auditors' report and notes to financial statements.
                                     F-4




                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
   AND THE PERIOD OCTOBER 1, 1989 (INCEPTION) TO SEPTEMBER 30, 2000



                                                              October 1, 1989
                                                               (Inception) to
                         2000          1999        1998       September 30, 2000


Cash flows from
operating activities:
     Net loss          $  (9,840)     $  (6,000)   $  (2,750)     $ (32,957)
     Cash provided due
     to changes in assets
     and liabilities:

      Accounts payable
      and shareholders
      loans                 9,840         6,000         2,750       (32,957)

Net cash provided by
operating activities            -             -             -             -

Net cash provided by
investing activities            -             -             -             -

Net cash provided by
financing activities            -             -             -             -

Net decrease in cash
and cash equivalents            -             -             -             -

Cash and cash equivalents,
beginning of year               -             -             -             -

Cash and cash equivalents,
end of year            $        -     $       -    $        -      $      -

   See accompanying independent auditors' report and notes to financial statements.
                                     F-5




                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1     ORGANIZATION AND NATURE OF OPERATIONS

Signal-Hill Corporation (the "Company") was incorporated under the laws of the State of Colorado under the name Tillion Capital, Inc., on September 30, 1986, for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through the date of completion of its initial public offering of securities, the Company's activities were directed toward the acquisition of operating capital.

The Company completed its initial public offering in September of 1987, receiving net proceeds of $348,869 from the sale of 14,937,365 units of the Company's securities, such units consisting of common stock and common stock purchase warrants. After completion of the offering, the Company began the process of identification and evaluation of prospective acquisition candidates.

In 1987, following completion of the offering, Trillion entered into an Asset Purchase Agreement with Hoseco, Inc., a privately held Colorado corporation ("Hoseco"), under which Trillion acquired all of the assets and known and undisputed liabilities of Hoseco in exchange for 59,749,540 shares of Trillion's common stock. Subsequent to this asset acquisition, Trillion's corporate name was changed to Signal-Hill Corporation.

Hoseco was incorporated in 1981. It manufactured fittings and hose assemblies for high-pressure hydraulic, pneumatic, and refueling applications, and distributed such products through its wholly owned subsidiary, Rocky Mountain Fluid Power Company, a Colorado corporation ("RMFPC").

In 1988, a fire destroyed substantially all of the Company's warehousing, assembly, testing, and fabrication operations. In September of 1989, the Company directed RMFPC to sell its assets and to discontinue operations. In addition, as a result of actions of foreclosure by the Company's principal secured creditor, the Company lost possession of the plant, equipment, and materials necessary to continue in manufacturing. The Company's license to manufacture and distribute a certain patented system was canceled as well. By the end of 1989, the Company had ceased all operations and, subsequent to that time, has not been actively engaged in business. On October 1, 1989, the Company reverted to a development stage.

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                     F-6




                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Flows
For purposes of the statement of cash flows, the Company considers cash on hand and in banks, and all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Comprehensive Income
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires total comprehensive income be reported in the accompanying financial statements. The Company had no items, other than net loss, of comprehensive income at September 30, 2000.

Net Loss Per Share
The loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period.

Income Taxes
The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, a valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 3     INCOME TAXES

At September 30, 2000, the Company has a net operating loss carryforward of approximately $805,000. The losses are available to be carried forward for a period of up to twenty years and will expire at various dates through 2020.

NOTE 4     RELATED PARTY TRANSACTIONS

The Company's shareholders have paid for all legal and accounting costs incurred by the Company. At September 30, 2000 and 1999, the Company owes the shareholders $31,026 and $23,117, respectively. These loans are non-interest bearing and are due on demand.



                                     F-7