Form 10KSB
period 2001-09-30
SIGNAL HILL CORP /CO/
filed 2001-12-20
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended:  September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrantwas required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes _   No  X

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X


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

As of November 18, 2001, 112,548,212 shares of common stock, par value $0.00001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement 33-10829-D, as amended, is incorporated into Part I of this Report.

Transitional Small Business Disclosure Format:   Yes __   No X

This Form 10-KSB consists of 29 pages. An exhibit index is presented at page 15.



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

      The Company completed its initial public offering in September of 1987,receiving net proceeds of $348,869 from the sale of 14,937,365 units of the Company's securities, such units consisting of common stock and common stock purchase warrants. After completion of the offering, the Company began the process of identification and evaluation of prospective acquisition candidates.

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

Employees

      The Company has no full time employees. Its officers devote as much time as they deem necessary to conduct the Company's business. See "Item 10. Risk Factors -- Dependence upon Management" and "Risk Factors -- Limited Participation of Management."


Risk Factors

      An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

      1. No Currently Relevant Operating History. The Company has no currently relevant operating history, revenues from operations, or assets other than cash from shareholder loans or private sales of stock. The Company faces all of the risks of a new business and those risks Specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

      4. Type of Business Acquired. The type of business to be acquired maybe one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

      5. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation.

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

      7.  Possible Reliance upon Unaudited Financial Statements.  The
Company generally will require audited financial statements from companies that the Company proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. The Company is subject, moreover, to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including certified financial statements for any business that the Company shall acquire. Consequently, acquisition prospects that do not have or are unable to obtain the required certified statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

      14. Director's Liability Limited. The Company's Articles of Incorporation exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

      15. Dependence upon Outside Advisors. To supplement the business experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

      16. Need for Additional Financing. The Company's funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

      17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate revenues sufficient to cover the related debt and expenses.

      18. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

      19. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

      20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

      21. Dilutive Effects of Issuing Additional Common Stock. The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the stockholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

      22. No Public Market Exists. There currently is no public market for the securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

      23.  No Market Maker - Possible Dominance of Market by
Single Market Maker. Even if the Company's securities become eligible to be traded by securities brokers and dealers that are members of the National Association of Securities Dealers, Inc. ("NASD"), on the Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., the Company has no agreement with any NASD member to act as a market maker for the Company's securities. If the Company should be unsuccessful in obtaining one or more market makers for the Company's securities, the trading level and price of the Company's securities will be materially and adversely affected. If the Company should be successful in obtaining only one market maker for the Company's securities, the market maker would in effect dominate and control the market for such securities. Although management intends to contact several broker-dealers concerning their possible participation as a market maker in the Company's securities, there is no assurance that management will be successful in obtaining any market makers for the Company's securities.

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

      25. Preferred Shares Authorized. The Articles of Incorporation of the Company authorize issuance of a maximum of 10,000,000 Preferred Shares, no par value. No Preferred
Shares have been issued or are outstanding on the date of this Report and there is no plan to issue any in the foreseeable future. Should a series of Preferred Shares be issued, however, the terms of such series could operate to the significant disadvantage of the holders of outstanding Common Shares. Such terms could include, among others, preferences as to dividends, possible voting rights, and distributions on liquidation.

      26. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 77,713,572 shares of Common Stock
(69% of the total number of issued and outstanding shares of Common Stock) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.

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

      The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company's operations, business, or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

      Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of
security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                   PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      (a)  Market Information

           To the best of management's knowledge, no public market for any securities of the Company has existed since 1989, and no firm has undertaken to make a market in the Company's securities.

      (b)  Holders

            As of November 18, 2001, the Company
had 190 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

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

            See pages F-1 through F-7


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

      Mr. Gibson has been a practicing attorney for over eighteen years, the last twelve as a sole practitioner.
He is currently admitted to practice in the states of Colorado, Kansas, and Missouri, including the federal courts of those states. His practice emphasizes corporate law and personal injury.

      Mr. Gibson is the majority shareholder
in two restaurants in the Denver metro area, actively overseeing the business operations of these establishments.
He currently sits on the board of six corporations or limited liability companies and is the former owner of a collection agency.

ITEM 10.    EXECUTIVE COMPENSATION

      (a)   Cash Compensation

            During the fiscal year ended September 30, 2001, no executive officer of the Company received cash compensation other than reimbursement of expenses incurred on behalf of the Company. See "Item 12. Certain Relationships and Related Transactions."

      (b)  Compensation Pursuant to Plans

           None.

      (c)  Other Compensation

           None.

      (d)  Compensation of Directors

           None.

      (e)  Termination of Employment and Change of Control Arrangements

           None.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

            As of November 18, 2001, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $0.00001 per share, its only class of outstanding securities. The table also sets forth the total number of shares of these securities owned by the directors and officers of the Company:

      Name and Address of      Number of Shares	     Percentage
      Beneficial Owner         Owned Beneficially    of Class

      Eric J. Sundsvold
      9034 E. Easter Place
      Suite 207
      Englewood, CO 80112           78,063,572 (1)   69.4%


      All officers and directors    78,063,572 (1)   69.4%
      as a group (2 persons)

	_______________________

     (1) The figure shown includes 300,000 shares held in the name of Mr. Sundsvold as custodian for Mr. Sundsvold's son pursuant to a gift under the Uniform Gifts to Minors Act, and 50,000 shares held in the name of Mr. Sundsvold's wife. Mr. Sundsvold disclaims beneficial ownership of all of the 350,000 shares mentioned in the immediately preceding sentence.

Changes in Control

		The Company knows of no arrangement or
understanding, the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

		There were no transactions, or series of transactions, for the fiscal year ended September 30, 2001, nor are there any currently proposed transactions, or series of the same, to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five-percent shareholder, or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

Exhibit No. Description                       Location

   3        Articles of Incorporation        Incorporated by reference
                                             to Exhibit 3 to the Registrant's
                                             Registration Statement
                                             (No. 33-10829-D)

   3.1      Bylaws                           Incorporated by reference to
                                             Exhibit No. 3.1 to the Registrant's
                                             Registration Statement
                                             (No. 33-10829-D)

   4        Rights of Stockholders           Included in Exhibits 3 and 3.1
                                             above.

      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended September 30, 2001.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 18, 2001           SIGNAL-HILL CORPORATION
                                   -----------------------
                                       (registrant)

                              /s/ Eric J. Sundsvold
                              ---------------------
                              Eric J. Sundsvold
                              President  (Principal Executive Officer


           Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name	                     Title                      Date


/s/ Eric J. Sundsvold        President and a Director      December 18, 2001
                             Principal Executive Officer)


/s/Timothy S. Gibson         Secretary, Treasurer, and a   December 18, 2001
                             Director (Principal Financial
                             Officer and Principal Accounting
                             Officer)


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Signal-Hill Corporation
Denver, Colorado


We have audited the accompanying balance sheets of Signal-Hill Corporation (a development stage company) as of September 30, 2001 and 2000, and the related statements of operations, shareholders' deficit and cash flows for years ended September 30, 2001, 2000, and 1999, and for the period from October 1, 1989 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Hill Corporation (a development stage company) as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended September 30, 2001, 2000, and 1999, and for the period from October 1, 1989 (inception) to September 30, 2001, in conformity with generally accepted accounting principals in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $15,620 during the year ended September 30, 2001, and, as of that date, had a working capital deficiency of $48,577 and net worth deficit of $48,577. As described more fully in Note 1, the Company is in a developmental stage and as such, does not currently have any revenue producing activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/ LEVINE, HUGHES & MITHUEN, INC.


Englewood, Colorado
November 8, 2001

                                     F-1



                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                         SEPTEMBER 30, 2001 AND 2000



                        ASSETS

                              2001        2000
                              ------      -------
Current Assets:
Cash                          $     490     $      -
                                -------     --------
      Total current assets    $     490     $      -
                                =======     ========


      LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities:
Loans from shareholders       $  39,581    $  31,026
Accounts payable                  9,486        1,931
                                -------      -------
  Total current liabilities      49,067       32,957
                                -------      -------

Shareholders' deficit:
Preferred stock, no par value;
  10,000,000 shares authorized, no
  shares issued or outstanding        -            -
Common stock, $.00001 par value;
  300,000,000 shares authorized,
  112,548,212 shares issued
  and outstanding                 1,125        1,125
Additional paid in capital      770,795      770,795
Deficit accumulated during the
  development stage            (820,497)    (804,877)
                               --------     --------
 Total shareholders' deficit    (48,577)     (32,957)
                               --------     --------

                              $     490    $       -
                               ========     ========

See accompanying independent auditors' report and notes to financial statements.
                                        F-2



                              SIGNAL-HILL CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF OPERATIONS
                 FOR YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                 AND FOR THE PERIOD FROM OCTOBER 1, 1989 (INCEPTION)
                              TO SEPTEMBER 30, 2001




                                                             Oct. 1, 1989
                                                            (Inception) to
                        2001         2000        1999      Sept. 30, 2001
                      --------     --------    --------   ---------------
Revenues             $       -    $       -   $       -         $       -
                      --------      -------    --------          --------
Cost and Expenses       15,620        9,840       6,000            48,577
                      --------      -------    --------          --------
Net loss             $ (15,620)    $ (9,840)  $  (6,000)        $ (48,577)
                      --------      -------    --------          --------

Net loss per share   $       *     $      *   $       *         $       *
                      --------      -------    --------          --------

Weighted average
number of common
shares outstanding  112,548,212   112,548,212  112,548,212      112,548,212
                    ===========   ===========  ===========      ===========

*less than .01 per share




See accompanying independent auditors' report and notes to financial statements.

                                      F-3



                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
               FOR YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
              AND FOR THE PERIOD FROM OCTOBER 1, 1989 (INCEPTION)
                            TO SEPTEMBER 30, 2001


                           Common Stock
                      -------------------------
                                  Par Value    Additional    Deficit Accumulated
                      Number of   $ .00001       Paid-in     During the
                      Shares      Per Share      Capital     Development Stage
                      --------------------------------------------------------

Balance at
 September 30, 1997   112,548,212   $   1,125      $  770,795      $   (786,287)

Net loss for the year
 Ended September 30,
1998                            -           -               -            (2,750)
                      -----------   ---------      ----------        ----------
Balance at
 September 30, 1998   112,548,212       1,125         770,795          (789,037)

Net loss for the year
 ended September 30,
 1999                           -           -              -             (6,000)
                      -----------   ---------      ----------        ----------
Balance at
 September 30,
1999                  112,548,212       1,125         770,795          (795,037)

Net loss for the year
 ended September
 30, 2000                       -           -               -            (9,840)
                      -----------   ---------      ----------        ----------
Balance at
 September 30,
2000                  112,548,212   $   1,125     $   770,795       $  (804,877)

Net loss for the year
 ended September
 30, 2001                       -           -               -           (15,620)
                      -----------   ---------      ----------        ----------
Balance at
 September 30, 2001   112,548,212   $   1,125	  $   770,795	  $  (820,497)
                      ===========    ========      ==========        ==========


See accompanying independent auditors' report and notes to financial statements.
                                     F-4



                                SIGNAL-HILL CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS
                     FOR YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                    AND FOR THE PERIOD FROM OCTOBER 1, 1989 (INCEPTION)
                                  TO SEPTEMBER 30, 2001

                                                                   Oct. 1, 1989
                                                                 (Inception) to
                                         2001    2000     1999   Sept. 30, 2001
                                        ------  ------   ------  --------------

Cash flows from operating activities:
  Net loss                            $(15,620) $(9,840) $(6,000)     $(48,577)

 Cash provided due to changes in assets
 and liabilities:

Accounts payable and shareholders loans
                                        16,110    9,840    6,000        49,067
                                       -------  -------   ------       -------
Net cash provided by operating activities
                                           490        -        -           490
                                       -------  -------   ------       -------
Net cash provided by investing activities
                                             -        -        -             -
                                       -------   -------  ------       -------
Net cash provided by financing activities
                                             -         -       -             -
                                       -------   -------  ------       -------
Net increase in cash and cash equivalents
                                           490         -       -           490
                                       -------   -------  ------       -------
Cash and cash equivalents, beginning of year
                                             -         -       -             -
                                       -------   -------  ------       -------
Cash and cash equivalents, end of year
                                      $    490  $      - $     -       $   490
                                       =======   =======  ======       =======

See accompanying independent auditors' report and notes to financial statements.
                                     F-5



                          SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO THE FINANCIAL STATEMENTS


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

In 1988, a fire destroyed substantially all of the Company's warehousing, assembly, testing, and fabrication operations. In September of 1989, the Company directed RMFPC to sell its assets and to discontinue operations.
In addition, as a result of actions of foreclosure by the Company's principal secured creditor, the Company lost possession of the plant, equipment, and materials necessary to continue in manufacturing. The Company's license to manufacture and distribute a certain patented system was canceled as well.
By the end of 1989, the Company had ceased all operations and, subsequent to that time, has not been actively engaged in business. On October 1, 1989, the Company reverted to a development stage. Through September 30, 2001 the Company has incurred $48,577 of accumulated losses while in the development stage.


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

Comprehensive Income
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires total comprehensive income be reported in the accompanying financial statements. The Company had no items, other than net loss, of comprehensive income at September 30, 2001.

Net Loss Per Share
The loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period.

Income Taxes
The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, a full valuation allowance was established to reduce deferred income tax assets to the amounts expected to be realized. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 3      INCOME TAXES

At September 30, 2001, the Company has a net operating loss carryforward of approximately $820,500. The losses are available to be carried forward for a period of up to twenty years and will expire at various dates through 2021.

NOTE 4      RELATED PARTY TRANSACTIONS

The Company's shareholders have paid for all legal and accounting costs incurred by the Company. At September 30, 2001 and 2000, the Company owes the shareholders $39,581 and $31,026, respectively. These loans are non-interest bearing and are due on demand.

                                     F-7