Form 10QSB
period 2001-12-31
SIGNAL HILL CORP /CO/
filed 2002-02-19
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:  December 31, 2001

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
            For the transition period from           to       ____

                      Commission file number:  33-10829-D

                                    SIGNAL-HILL CORPORATION
       (Exact name of small business issuer as specified in its charter)

      Colorado                                           84-1047490
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

              1017 South Gaylord Street, Denver, Colorado  80209
                   (Address of principal executive offices)

                                  (303) 698-1918
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  __   No  _X_


As of January 31, 2002, 112,548,212 shares of common stock, par value $0.00001 per share, were outstanding.


Transitional Small Business Disclosure Format:  Yes___     No  X


This Form 10QSB consists of ___ pages.  No Exhibits are attached.


                           PART I -- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

      Please see pages F-1 through F-5.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations

      Management intends to seek out and pursue a business combination with one or more existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. Management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.

Risk Factors

     An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

      1. No Currently Relevant Operating History. The Company has no currently relevant operating history, revenues from operations, or assets other than cash from private sales of stock or from shareholder loans. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

     2. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

     3. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its shareholders if the business or opportunity is unsuccessful.

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

      10. Dependence upon Management. The Company will be heavily dependent upon the skills, talents, and abilities of its management to implement its business plan. The Company's executive officers and directors may devote as little as two hours per month to the affairs of the Company, which for a company such as this that is heavily dependent upon management, may be inadequate for Company business, and may delay the acquisition of any opportunity considered. Furthermore, management has little or no significant experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding the Company's operations.

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

      14. Director's Liability Limited. The Company's Articles of Incorporation exclude personal liability of its directors to the Company and its shareholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

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

      20. Loss of Control by Present Management and Shareholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's shareholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's shareholders, although management has no plans to do so.

      21. Dilutive Effects of Issuing Additional Common Stock. The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

      22. No Public Market. There currently is no public market for the securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

      25. Preferred Shares Authorized. The Articles of Incorporation of the Company authorize issuance of a maximum of 10,000,000 nonvoting shares of Preferred Stock, par value $0.00001 per share. No shares of Preferred Stock have been issued or are outstanding on the date of this Report, and there is no plan to issue any in the foreseeable future. Should a series of Preferred Stock be issued, however, the terms of such series could operate to the significant disadvantage of the holders of outstanding Common Stock or other securities of the Company. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

     26. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 77,713,572 shares of Common Stock (69% of the total number of issued and outstanding shares) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.


Special Note Regarding Forward-Looking Statements

      Some of the statements under "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

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




                             PART II -- OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            None




                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February ____, 2002                 SIGNAL-HILL CORPORATION


                                By: /s/       Eric J. Sundsvold
                                    Eric J. Sundsvold, President (Principal
                                                       Executive Officer)


                                By: /s/        Timothy S. Gibson
                                    Timothy S. Gibson, Secretary and Treasurer
                                            (Principal Financial Officer
                                         and Principal Accounting Officer)

                                      SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 18, 2002                SIGNAL-HILL CORPORATION



      By:________________________________________________
              Eric J. Sundsvold, President (Principal Executive Officer)


       By:________________________________________________
              Timothy S. Gibson, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)


Financial Statements

                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS


                                              December 31,    September 30,
                                                  2001              2001
                                              (Unaudited)          (Note)

ASSETS
Current Assets:
Cash                                            $     878     $     490
                                                  -------        -------
              Total current assets              $     878     $     490



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                 $  12,448     $   9,489
Loans from shareholders                             49,581        39,581
                                                   -------        -------
              Total current liabilities             62,029        49,067

Shareholders' deficit:
Preferred stock, no par value; 10,000,000 shares
    authorized; none issued and outstanding              -             -
Common stock, $.00001 par value; 300,000,000
    shares authorized; 112,548,212 shares
    issued and outstanding                           1,125         1,125
Additional paid-in capital                         770,795       770,795
Deficit accumulated during the
    development stage                             (833,071)     (820,497)
                                                   -------        -------
            Total shareholders' deficit            (61,151)      (48,577)

                                                  $     878     $     490


Note:  Taken from the audited balance sheet at that date.

                                     F-1


                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS



                                            Three Months    October 1, 1989
                                                 Ended       (Inception) to
                                         December 31, 2001  December 31, 2001

Revenues                                      $       -     $       -

Cost and Expenses                                12,574        61,151

         Net loss                             $ (12,574)    $ (61,151)


Net loss per share                             $    *       $     *


Weighted average number of
    common shares outstanding               112,548,212     112,548,212

*less than .01 per share


                                     F-2


                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF SHAREHOLDERS' DEFICIT






                   Common Stock
                                Par Value      Additional  Deficit Accumulated
                    Number of     $.00001        Paid-in        During the
                      Shares      Per Share      Capital     Development Stage


Balance at
 September 30, 1997  112,548,212  $  1,125    $  770,795   $   (786,287)

Net loss for the year
 ended September 30,
 1998                          -         -              -        (2,750)
                      ----------    -------     ---------       --------
Balance at
 September 30, 1998   112,548,212     1,125       770,795       (789,037)

Net loss for the year
 ended September 30,
 1999                          -         -              -        (6,000)
                      ----------    -------     ---------       --------
Balance at
 September 30, 1999   112,548,212      1,125       770,795       (795,037)

Net loss for the year
 ended September 30,
 2000                           -          -             -        (9,840)
                      ----------    -------     ---------       --------
Balance at
 September 30, 2000   112,548,212     1,125       770,795       (804,877)

Net loss for the year
 ended September 30,
  2001                         -          -             -        (15,620)
                      ----------     -------     ---------       --------
Balance at
 September 30, 2001   112,548,212      1,125       770,795      (820,497)

Net loss for the three
 months ended
  December 31, 2001            -           -             -       (12,574)
                      ----------    -------     ---------       --------
Balance at
 December 31, 2001   112,548,212   $  1,125     $ 770,795    $  (833,071)
                     ===========    =======      ========        =======

                                     F-3


                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS


                                            Three Months    October 1, 1989
                                                 Ended       (Inception) to
                                         December 31, 2001  December 31, 2001

Cash flows from operating activities:
Net loss                                     $     (12,574)      $   (61,151)
Cash provided due to changes in assets
     and liabilities:
 Accounts payable and loans from shareholders       12,962            62,029
                                                   -------           -------
Net cash provided by operating activities              388               878

Net cash provided by investing activities                -                 -

Net cash provided by financing activities                -                 -
                                                   -------           -------
Net increase in cash and cash equivalents              388               878

Cash and cash equivalents, beginning of year            490                -
                                                   -------           -------
Cash and cash equivalents, end of year            $     878        $     878
                                                   ========          =======

                                     F-4


                           SIGNAL-HILL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS



NOTE 1      CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Signal-Hill Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual audited financial statements dated September 30, 2001, included in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.


                                     F-5