Form 10QSB
period 2002-03-31
SIGNAL HILL CORP /CO/
filed 2002-06-03
CIK 808447

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT


                           Commission file no. 33-10829-D


                             SIGNAL-HILL CORPORATION
       (Exact name of small business issuer as specified in its charter)

	COLORADO					84-1047490
	(State of other jurisdiction of			(I.R.S. Employer
	incorporation or organization)			Identification No.)

                   1017 South Gaylord Street, Denver, Colorado, 80209
                         (Address of principal executive offices)
                                     (303) 698-1918
                     (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days:  Yes        No  X

State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

              Class			      Outstanding at March 31, 2002
Common Stock, par value $.00001 per share	              1,000,000

Transitional Small Business Disclosure Format (check one):  Yes       No   X



                              SIGNAL-HILL CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                                 TABLE OF CONTENTS

                                                                        PAGE
PART I - FINANCIAL INFORMATION

	Item 1  Financial Statements

		Balance Sheets	                                        F-3

		Statements of Operations	                        F-4

		Statement of Shareholders' Deficit	           F-5, F-6

		Statements of Cash Flows	                        F-7

		Notes to Financial Statements	                        F-8

	Item 2  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations	        F-8

PART II - OTHER INFORMATION	                                        F-18

SIGNATURES	                                                        F-19




                             SIGNAL-HILL CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


		                                   March 31,	   September 30,
		                                     2002		2001
                                                   -----------     -------------
					          (Unaudited)          (Note)

                                       ASSETS

        Total assets		                   $	1,773	  $         490
                                                   -----------     -------------


                       LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
	Accounts payable	                   $	19,979	  $	  9,486
	Loans from shareholders		                55,681		 39,581
                                                   -----------     -------------
	Total current liabilities		        75,660		 49,067
                                                   -----------     -------------

     Shareholders' deficit: (Note 2)
	Preferred stock, no par value;
          10,000,000 shares authorized;
          none issued and outstanding                       -		      -
	Common stock, $.00001 par value;
          500,000,000 shares authorized;
          1,000,000 sharesissued and outstanding            10		     10
	Additional paid-in capital		       771,910		771,910
	Deficit accumulated during the
	  development stage		              (845,807)        (820,497)
                                                    ------------   -------------
	Total shareholders' deficit		       (73,887)		(48,577)
                                                    ------------   -------------

     Total liabilities and shareholders' deficit    $    1,773	  $         490
                                                    ============   =============




Note:  Taken from the audited balance sheet at that date.



                                SIGNAL-HILL CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS



                                Three Months	 Six Months	October 1, 1989
	                           Ended	   Ended	(Inception) to
	                        March 31, 2002  March 31, 2002	March 31, 2002

   Revenues			$	   -    $	    -	$	    -

   Cost and Expenses		     (12,736)	      (25,310)	       73,887
                                -------------    -------------  -------------

         Net loss		$    (12,736)   $     (25,310)	$     (73,887)
                                =============    =============   =============


   Net loss per share		$	   *    $	   *	$	    *
                                =============   ==============   =============

   Weighted average number of
   common shares outstanding	   1,000,000	    1,000,000	    1,000,000

   *less than .01 per share














	                          SIGNAL-HILL CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF SHAREHOLDERS' DEFICIT



	     	               Common Stock
                         ------------------------
	                              Par Value   Additional Deficit Accumulated
	                 Number of     $.00001     Paid-in	  During the
		         Shares	      Per Share     Capital   Development Stage


Balance at
   September 30, 1997	 112,548,212   $   1,125    $   770,795	   $   (786,287)

Net loss for the year
   ended September 30,
    1998 		           -	       -	      -		 (2,750)
                         -----------    --------     ----------     -----------
Balance at
   September 30, 1998	 112,548,212       1,125        770,795	       (789,037)

Net loss for the year
   ended September
    30, 1999		           -	       -	      -		 (6,000)
                         -----------    --------     ----------     -----------
Balance at
   September 30, 1999	 112,548,212       1,125	770,795        (795,037)

Net loss for the year
   ended September
    30, 2000		           -	       -	      -		 (9,840)
	                 -----------    --------     ----------     -----------
Balance at
   September 30, 2000	 112,548,212	   1,125	770,795	       (804,877)

Net loss for the year
   ended September
    30, 2001		           -	       -	      -		(15,620)
                         -----------    --------     ----------     -----------
Balance at
   September 30, 2001	 112,548,212	   1,125	770,795	       (820,497)

Reverse stock split dated
   March 1, 2002
   (See Note 2)         (111,548,212)     (1,115)         1,115		      -

Net loss for the six
   months ended
   March 31, 2002	           -	       -	      -		(25,310)
                         -----------    --------     ----------     -----------
Balance at
   March 31, 2002	   1,000,000   $      10    $   771,910	   $   (845,807)
		         ===========    ========     ==========     ===========



                                   SIGNAL-HILL CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS


	                             Three Months  Six Months   October 1, 1989
	                                Ended	     Ended	 Inception) to
	                              March 31,     March 31,      March 31,
                                         2002        2002            2002
                                     ------------- -----------  ---------------

Cash flows from operating activities:
Net loss	                     $    (12,736) $  (25,310) $       (73,887)
Cash provided due to changes in assets
and liabilities:
 Accounts payable and loans
 from shareholders	                   13,631      26,593	        75,660
                                     ------------- ------------ --------------
Cash provided by operating activities	      895	1,283	         1,773

Cash provided by investing activities	        -	    -		     -

Cash provided by financing activities	        -	    -		     -
                                     ------------- ------------ --------------
Increase in cash and cash equivalents	      895	1,283            1,773

Cash and cash equivalents, beginning of year  878	  490	             -
                                     ------------- ------------ --------------
Cash and cash equivalents, end of year
                                     $      1,773  $	1,773    $       1,773
                                     ============= ============ ==============



                                   SIGNAL-HILL CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS


NOTE 1 	CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Signal-Hill Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested thatthese financial statements be read in conjunction with the Company's annual audited financial statements dated September 30, 2001, included in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon thefacts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

NOTE 2	REVERSE STOCK SPLIT

During March 2002, the Company, with the consent of its board of directors, approved certain amendments to its corporate articles. Pursuant to the amended Articles of Incorporation the Company increased its authorized common shares to 500,000,000. Additionally, the Company approved a one for 112.548212 reverse stock split. The Company's stated par value remained unchanged at $0.00001 per share. The accompanying financial statements have been adjusted to reflect these amendments.


ITEM 2 	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

In March of 2002, the Company acquired four recently formed Nevada
corporations.   In the acquisition transactions, each Nevada Corporation issued
112,548,212 shares of its authorized but previously unissued common stock to the Company in exchange for payment by the Company of $1,200 in cash. As a result, each Nevada Corporation became a wholly owned subsidiary of the Company.

None of the subsidiary corporations have commenced any business operations.
Each has only the minimal capitalization represented by the Company's payment of the purchase price for the shares. Eric J. Sundsvold, who is President and a director of the Company, is also the sole officer and director of each subsidiary.

Management intends to spin off the ownership of each of the subsidiaries by distributing the shares of those corporations to the Company's as an in-kind dividend. The dividend would be distributed on a share-for-share basis. That is, the dividend would be paid by the distribution of one share of each subsidiary in respect of each share of the Common Stock of the Company as of the record dates that have yet to be established. As a result, the shareholders of the Nevada corporationswould be the same persons who were shareholders of the Company as of the respective record dates. Ownership of the Nevada corporationsimmediately following completion of the spin-off transactions, moreover, would be in direct proportion to the ownership of the Company as of the record dates.

	It is anticipated that each Nevada corporation

        a. would undergo one or more further capital transactions after the completion of the spin-off transaction;

b.	would undergo a business combination with an operating business, either before or after the completion of the spin-off transaction; and

c.	would have its shares registered under the Securities Exchange Act of
        1934, as amended (the "1934 Act"), on a Form 10 Registration Statement following the latter to occur of the transactions mentioned in a. and b., above.

Each of the transactions mentioned in a. and b., above, is likely to result in substantial alteration of the proportion of ownership in the Nevada corporations from that which would prevail immediately following completion of the spin-off transactions. Such alteration is likely to result in new investors acquiring the substantial majority of the shares of the Nevada corporations, with the effect of reducing by 90% or more the proportionate ownership that would be held in those corporations by the persons who were shareholders of the Company as of the record dates of the spin-off transactions.

There can be no assurance that any of the Nevada corporations will be able to obtain additional capital. The Company has not identified sources for, or amounts of, such capital. Neither has the Company determined the terms on which such capital might be sought. There can be no assurance, moreover, that any of the Nevada corporations will be able to complete a business combination. Management has not identified any candidates for such combination.

The purposes of registering the shares of the Nevada corporations under the 1934 Act are, among others, (i) to permit the shares to be traded in the public securities markets; and (ii) to comply with the registration requirements of
Section 12 of the 1934 Act, should the corporations prove to have a large enough number of shareholders to trigger such requirements. Management believes that the public status, or the potential public status, of the corporations will be of value in attracting private businesses toward a possible combination with the Nevada corporations. There can be no assurance, however, that any of the corporations will succeed in registering its shares. Even if the shares do become registered, moreover, there can be no assurance that any public trading market for the shares will develop.

Finally, there can be no assurance that Mr. Sundsvold will continue to serve in a management capacity in any of the Nevada corporations. Management is unable, moreover, to predict the timetable under which any of the anticipated transactions involving the Nevada corporations might occur, if at all.

Following completion of the transactions involving the Nevada corporations, management intends to seek out and pursue a business combination between the Companyand one or more existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. Management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.

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

3.	Possible Business Not Identified and Highly Risky.  The company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likelybe highly illiquid and could result in a total loss to the Company and its shareholders if the business or opportunity is unsuccessful.

4.	Type of Business Acquired.  The type of business to be acquired may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

5.	Impracticability of Exhaustive Investigation.  The Company's limited funds and lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation.

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

7.	Possible Reliance upon Unaudited Financial Statements.  The Company generally will require audited financial statements from companies that the Company proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable,the Company will have to rely upon unaudited information receivedfrom target companies' management that has not been verified by outside auditors.The Company is subject, moreover, to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including certified financial statementsfor any business that the Company shall acquire. Consequently, acquisition prospects that do not have or are unable to obtain the required certified statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

8.	Investment Company Regulation.  The Company does not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). The Company believes that it will not become subject to regulation under the Investment Act because (i) the Company will not be engaged in the business of investing or trading in securities, (ii) any merger or acquisition undertaken by the Company will result in the Company's obtaining a majority interest in any such merger or acquisition candidate, and (iii) the Company intends to discontinue any investment in a prospective merger or acquisition candidate in whicha majority interest cannot be obtained. Should the Company be required to register as an investment company, it shall incur significant registration, and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission
(the "Commission") as to the status of the Company under the Investment Act. Any violation of the Investment Act will subject the Company to materially adverse consequences. Should the Commission find that the Company is subject to the Investment Act, and order the Company to register under such Act, the Company would vigorously resist such finding and order. Irrespective of whether the Commission or the Company were to prevail in such dispute, however, the Company would be damaged by the costs and delays involved. Because the Company will not register under the Investment Act, investors in the Company will not have the benefit of the various protective provisions imposed on investment companies by such Act, including requirements for independent directors.

9.	Other Regulation.  An acquisition made by the Company may be of a businessthat is subject to regulation or licensing by federal, state, or local authorities.Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

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

13.	Indemnification of Officers and Directors.  The Company's Articles of
Incorporation provide for the indemnification of its directors, officer, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy couldresult in substantial expenditures by the Company which it will be unable to recoup.

14.	Director's Liability Limited.  The Company's Articles of Incorporation
exclude personal liability of its directors to the Company and its shareholders for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors then otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

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

16.	Need for Additional Financing.  The Company's funds will not be adequate totake advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. ' The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurancethat funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

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

22.	No Public Market.  There currently is no public market for the securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impactupon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

23.	No Market Maker Possible Dominance of Market by Single Market Maker.
Evenif the Company's securities become eligible to be traded by securities brokers and dealers that are members of the National Association of Securities Dealers, Inc. ("NASD"), on the Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., the Company has no agreement with any NASD member to act as a market maker for the Company's securities. If the Company should be unsuccessful in obtaining one or more market makers for the Company's securities, the trading level and price of the Company's securities will be materially and adversely affected. If the Company should be successful in obtaining only one market maker for the Company's securities, the market maker would in effect dominate and control the market for such securities. Although management intends to contact several broker-dealers concerning their possible participation as a market maker in the Company's securities, there is no assurance that management will be successful in obtaining any market makers for the Company's securities.

24.	Broker-Dealer Sales of Company's Registered Securities.  The Company's
registered securities are covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule the phrase "accredited investors" means in general terms, institutions with assets in excess of $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealersto sell the Company's securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefore.

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

26.	Possible Rule 144 Sales.  The majority of the outstanding shares of
Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable statesecurities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 77,713,572 shares of Common Stock (69% of the total number of issued and outstanding shares) held by present shareholders of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties, and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as"may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue"
 or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involvea number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material, adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material, adverse change in the Company's operations or business, or in governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity performance, or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.









                              SIGNAL-HILL CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

PART II
                                 OTHER INFORMATION


ITEM 1	Legal Proceedings - None

ITEM 2	Changes in Securities and Use of Proceeds - None

ITEM 3	Defaults Upon Senior Securities - None

ITEM 4 	Submission of Matters to a Vote of Security Holders - None

ITEM 5	Other Information - None

ITEM 6	Exhibits and Reports on Form 8-K - None




                             SIGNAL-HILL CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
				    SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 6/3/02            SIGNAL-HILL CORPORATION
			    (Registrant)


				By: /s/   Eric J. Sundsvold	________________
				Eric J. Sundsvold, President
				(Principal Executive Office)


				By: /s/    Timothy S. Gibson	________________
				Timothy S. Gibson, Secretary and Treasurer
                                (Principal Financial Officer and Principal
                                Accounting Officer)