Form 10QSB/A
period 2002-03-31
SIGNAL HILL CORP /CO/
filed 2002-06-18
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION
	                  Washington, D.C.  20549

                               AMENDMENT NO. 1

                                      TO

	                            FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
	           For the quarterly period ended:  March 31, 2002

	                                OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the transition period from______________ to ___________________


	               Commission file number:  33-10829-D

	                     SIGNAL-HILL CORPORATION
                  ----------------------------------------
	(Exact name of small business issuer as specified in its charter)

	 Colorado	    			             84-1047490
------------------------------       -------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
 incorporation or organization)

	      1017 South Gaylord Street, Denver, Colorado  80209
           ----------------------------------------------------
	         (Address of principal executive offices)

                              (303) 698-1918
				------------------------
	                (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes       No  X


As of May 1, 2002, 999,883 shares of common stock, par value $0.00001 per share, were outstanding.


Transitional Small Business Disclosure Format:	Yes___     No  X


This Form 10-QSB consists of 16 pages.  No Exhibits are attached.






PART I -- FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS

	Please see pages F-3 through F-8.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Plan of Operations

	In March of 2002, the Company acquired four recently formed Nevada corporations. In the acquisition transactions, each Nevada corporation issued 112,548,212 shares of its authorized but previously unissued common stock to the Company in exchange for payment by the Company of $300 in cash. As a result, each Nevada corporation became a wholly owned subsidiary of the Company.

	None of the subsidiary corporations has commenced any business operations. Each has only the minimal capitalization represented by the Company's payment of the purchase price for the shares. Eric J. Sundsvold, who is President and a director of the Company, is also the sole officer and director of each subsidiary.

	Management intends to spin off the ownership of each of the subsidiaries by distributing the shares of those corporations to the Company's shareholders as an in-kind dividend. The dividend would distributed on a pro rata basis. That is, the dividend would be paid by distributing to each shareholder of Company a number of shares of each subsidiary that would bear the same proportion to the total outstanding shares of the subsidiary as the number of shares of the Company owned by such shareholder would bear to the total outstanding shares of the Company.

	Management anticipates that, shortly prior to the respective record dates for the dividends, the shares of the subsidiaries would undergo a reverse stock split. A principal purpose of the reverse splits would be to conform the number of outstanding shares of each subsidiary to the number of outstanding shares of the Company, or to an even multiple thereof. The object would be to avoid having to distribute any fractional shares. By selecting the proper ratio for the reverse split, dividends could be paid, for example, on a share-for-share basis, with one share of a given subsidiary being distributed in respect of each share of the Common Stock of the Company owned as of the record date for the dividend. As another example, dividends might be paid on a two-for-one basis, with two shares of a given subsidiary being distributed in respect of each share of the Common Stock of the Company.

	As a result of the dividends, the shareholders of the Nevada corporations would be the same persons who were shareholders of the Company as of the respective record dates. Ownership of the Nevada corporations immediately following completion of the spin-off transactions, moreover, would be in direct proportion to the ownership of the Company as of the record dates. No record dates for the dividends or the possible reverse splits have yet been determined.

	It is anticipated that each Nevada corporation

	a.	would undergo one or more further capital transactions after completion of the spin-off transaction;

	b.	would undergo a business combination with an operating business, either before or after completion of the spin-off transaction; and

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

	There can be no assurance that any of the Nevada corporations will be able to obtain additional capital. The Company has not identified sources for, or amounts of, such capital. Neither has the Company determined the terms on which such capital might be sought. There can be no assurance, moreover, that any of the Nevada corporations will be able to complete a business combination. Management has not identified any candidates for any such combination.

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

	Following completion of the transactions involving the Nevada corporations, management intends to seek out and pursue a business combination between the Company and one or more existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. Management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.

Risk Factors

	An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

	1. No Currently Relevant Operating History. The Company has no currently relevant operating history, revenues from operations, or assets other than cash from private sales of stock or from shareholder loans. The Company faces all of the risks of a new business and those risks specificallyinherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

	26. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 690,486 shares of Common Stock (69% of the total number of issued and outstanding shares) held by a present shareholder of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.



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

	In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends,"
"expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

	The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material, adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material, adverse change in the Company's operations or business, or in governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

	Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance, or achievements.
Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.





PART II -- OTHER INFORMATION


ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

	See Item 4., below.



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

	Item 2  Management's Discussion and Analysis of
		   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

SIGNATURES


                               SIGNAL-HILL CORPORATION
			    (A DEVELOPMENT STAGE COMPANY)
				   BALANCE SHEETS



		                          March 31,	September 30,
	                                    2002	     2001
					  ---------      -------------
					 (Unaudited)        (Note)

                                ASSETS

Total assets	                        $     1,773	$        490
					===========     ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable	                $    19,979	$      9,486
   Loans from shareholders		     55,681	      39,581
					 ----------      ------------
   Total current liabilities	             75,660	      49,067
					 ----------      ------------

Shareholders' deficit: (Note 2)
   Preferred stock, no par value;
      10,000,000 shares authorized;
      none issued and outstanding		  -	           -
   Common stock, $.00001 par value;
   500,000,000 shares authorized;
   1,000,000 shares issued and
   outstanding	                                 10		  10
   Additional paid-in capital		    771,910	     771,910
   Deficit accumulated during the
	  	development stage	   (845,807)	    (820,497)
					  ----------      ------------
Total shareholders' deficit		    (73,887)	     (48,577)
					  ----------      ------------
Total liabilities and shareholders' deficit
					$     1,773	$        490
					  ==========      ============



Note:  Taken from the audited balance sheet at that date.


						F-3


					SIGNAL-HILL CORPORATION
				    (A DEVELOPMENT STAGE COMPANY)
					STATEMENTS OF OPERATIONS

	                        Three Months	Six Months  October 1, 1989
	                           Ended	  Ended	    (Inception) to
	                         March 31,      March 31,	March 31,
                                   2002  	  2002	         2002
				------------    -----------   --------------

Revenues		        $	   -	$	  -   $            -

Cost and Expenses		     (12,736)	    (25,310)	      73,887
				  ----------     ----------    -------------
         Net loss		$    (12,736)   $   (25,310)  $      (73,887)
				  ==========     ==========    =============

Net loss per share		$	   *	$         *   $	           *
				  ==========     ==========    =============

Weighted average number of
common shares outstanding	   1,000,000	  1,000,000	  1,000,000
				  ==========      ==========    =============
*less than .01 per share


						F-4

					SIGNAL-HILL CORPORATION
				    (A DEVELOPMENT STAGE COMPANY)
				  STATEMENT OF SHAREHOLDERS' DEFICIT



	     	            Common Stock
			  ----------------------
	                            Par Value    Additional  Deficit Accumulated
	                 Number of  $.00001	 Paid-in	 During the
		         Shares	    Per Share    Capital     Development Stage
			---------------------------------------------------------


Balance at
September 30, 1997
                       112,548,212  $	1,125	 $    770,795	 $	(786,287)

Net loss for the year
ended September 30,
 1998 	                         -	    -		    -	          (2,750)
		       -----------   --------      ----------       ------------
Balance at
September 30, 1998
                       112,548,212	1,125	      770,795		(789,037)

Net loss for the year
ended September
 30, 1999		         -	    -		    -	          (6,000)
		       -----------   --------      ----------       ------------
Balance at
September 30, 1999
		        112,548,212	1,125	      770,795		(795,037)

Net loss for the year
ended September
30, 2000		          -         -	      	    -	          (9,840)
			-----------  --------      ----------       ------------
Balance at
September 30, 2000
	                112,548,212	1,125	      770,795		(804,877)

Net loss for the year
ended September
30, 2001		          -	    -		    -		 (15,620)

			-----------  ---------     ----------       ------------
Balance at
September 30, 2001
	                112,548,212	1,125	      770,795		(820,497)

Reverse stock split dated
March 1, 2002
(See Note 2)           (111,548,212)   (1,115)	        1,115	               -

Net loss for the six
months ended
March 31, 2002  	          -	    -		    -	         (25,310)
			-----------  --------      ----------       ------------
Balance at
March 31, 2002
		          1,000,000  $     10	   $  771,910	   $	(845,807)
			===========  ========      ==========       ============

						F-6


					SIGNAL-HILL CORPORATION
				    (A DEVELOPMENT STAGE COMPANY)
					STATEMENTS OF CASH FLOWS


	                              Three Months   Six Months    Oct.1, 1989
	                                  Ended	       Ended	  (Inception) to
	                                March 31,     March 31,      March 31,
	                                  2002    	2002	       2002
				      ------------   ----------  -------------
Cash flows from operating activities:
Net loss	                      $    (12,736)  $	(25,310) $     (73,887)

Cash provided due to changes in assets
and liabilities:
 Accounts payable and loans
   from shareholders		            13,631	 26,593	        75,660
				      ------------   ----------   ------------
Net cash provided by operating activities
		                               895	  1,283	         1,773

Net cash provided by investing activities
	                                         -	      -		     -

Net cash provided by financing activities
		                                 -	      -	             -
				      ------------   ----------   ------------
Net increase in cash and cash equivalents
		                               895	  1,283          1,773

Cash and cash equivalents, beginning of year
	                                       878	    490	             -
				      ------------   ----------   ------------
Cash and cash equivalents, end of year
	                                $    1,773    $   1,773	  $      1,773
				      ============   ==========   ============


					F-7

NOTE 1 	CONDENSED FINANCIAL STATEMENTS

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

During March 2002, the Company, with the consent of its board of directors, approved certain amendments to its corporate articles. Pursuant to the amended Articles of Incorporation the Company increased its authorized common shares to 500,000,000. Additionally, the Company approved a one for
112.548212 reverse stock split. The Company's stated par value remained unchanged at $0.00001 per share. The accompanying financial statements havebeen adjusted to reflect these amendments.

					F-8

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	During the period covered by this Report, two matters were submitted to a vote of the shareholders of the Company, as described below.

	A special meeting of the shareholders was held on March 1, 2002. The purpose of the meeting was to consider and vote upon a proposal made and recommended by the Board of Directors of the Company that a one-for-
112.548212 reverse stock split be declared with respect to all of the shares of the Common Stock, par value $0.00001 per share, of the Company issued and outstanding at the close of business on February 18, 2002 (the "Record Date"), so that

	(a)	effective on March 1, 2002, every 112.548212 shares of Common
Stock, par value $0.00001 per share, outstanding as of the close of business on the Record Date shall be combined into one share of Common
Stock, par value $0.00001 per share, with the stated capital of the Company being adjusted accordingly;

	(b)	in lieu of the issuance of any fractional shares that might
result from the reverse stock split, the Company shall pay in cash the value of fractions of a share;

	(c)	the number of shares of Common Stock, par value $0.00001 per share, that the Company shall be authorized to issue shall not be altered but, rather, shall remain as currently provided in the Articles of Incorporation, that is 300,000,000 shares; and

	(d)	the number of shares of Common Stock, par value $0.00001 per share, that shall be deemed to be issued and outstanding, however, shall be reduced in keeping with the reverse stock split from the current number of 112,548,212 shares to 1,000,000 shares, with the result that, immediately following the reverse stock split, 299,000,000 shares of Common Stock, par value $0.00001 per share, shall have the status of authorized but unissued shares and, therefore, shall be available to be issued in the future.

	A total of 77,713,572 votes were cast for the proposal. There were no votes cast against the proposal. As a result, the proposal was approved in its entirety. As adjusted for the buy out of fractional shares, the total number of issued and outstanding shares of the Company became 999,883 as of March 1, 2002, the effective date of the reverse stock split.

	Another special meeting of the shareholders was held on March 21, 2002.The purpose of the meeting was to consider and vote upon a proposal made and recommended by the Board of Directors of the Company that the authorized capital of the Company be increased to allow the issuance of a maximum of 500,000,000 shares of Common Stock, and that, to implement that increase, paragraph (a) of Article THIRD of the Articles of Incorporation of the Company be amended to read in its entirety as follows:

		(a)  Authorized Shares.  The aggregate number
		     of shares that the corporation shall have authority to issue is Five Hundred Ten Million (510,000,000)
`		     shares.  Five Hundred Million (500,000,000) of such
		     shares shall be designated "Common Stock" and shall have a par value of $0.00001 per share. Ten Million (10,000,000) of such shares shall be designated "Preferred Stock" and shall have a par value of
                 $0.00001 per share.

	A total of 690,486 post-reverse-split votes were cast for the proposal. There were no votes cast against the proposal. As a result, the proposal was approved in its entirety.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(e)	Exhibits

		None

	(f)	Reports on Form 8-K

		None





SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 18, 2002 			SIGNAL-HILL CORPORATION


		  By: /s/       Eric J. Sundsvold
		  Eric J. Sundsvold, President (Principal Executive Officer)


		  By: /s/        Timothy S. Gibson
		  Timothy S. Gibson, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)