Form 10QSB
period 2002-06-30
SIGNAL HILL CORP /CO/
filed 2002-08-14
CIK 808447

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB

     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

                                      OR

           ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from ______________ to _____________.

                       Commission File No. 33-20897-D

                              HELIX BIOMEDIX, INC.



       Delaware                                    91-2099117
(State or other Jurisdiction of                (I.R.S. Employer
 Incorporation or organization)               Identification No.)



                            22122 20th Avenue S.E. #148
                                 Bothell, WA 98021
                                   (425) 402-8400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorterperiod that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares outstanding of Registrant's common stock, par value $0.001 per share at June 30, 2002 was 5,144,696 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]




                                 10QSB OTHER DOC
                                TABLE OF CONTENTS
                                                                      Page
PART I      FINANCIAL INFORMATION.......................................3
  Item 1.   Financial Information.......................................3
  Item 2.   Management's Discussion and Analysis or Plan of Operation...3
PART II     OTHER INFORMATION...........................................6
  Item 1.   Legal Proceedings...........................................6
  Item 2.   Changes in Securities.......................................6
  Item 3.   Defaults Upon Senior Securities.............................6
  Item 4.   Submission of Matters to a Vote of Security Holders.........6
  Item 5.   Other Information...........................................6
  Item 6.   Exhibits and Reports on Form 8-K............................6

Balance Sheet..........................................................F-1
Statements of Operations...............................................F-2
Statements of Cash Flows...............................................F-3
Notes to Financial Statements..........................................F-4

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Information

                      Please see Pages F-1 through F-4.

The following financial statements are filed as part of this Report:

                                                   Page
Balance Sheet as of June 30, 2002..............    F-1
Statements of Operations........................   F-2
Statements of Cash Flows........................   F-3
Notes to Financial Statements...................   F-4



Item 2.  Plan of Operation
Statements made in this filing that are not historical facts are forward-looking statements that involve risks and uncertainties.
Such forward-looking statements reflect the current view of Helix BioMedix, Inc. ("Helix" or "the "Company") with respect to future events and financial performance. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual growth and results could differ materially from the description contained in any forward-looking statement due to a number of factors, which include, but are not limited to, the following: the development stage nature of the Company, the Company's limited operating history and history of net losses and little or no revenue, the Company's need to rely on third parties to generate commercially viable products, the Company's reliance on third parties to manufacture and market any such products and the Company's need for additional capital. Additional information on these and other factors that could affect the Company's financial results is set forth below and in our Securities and Exchange Commission Filings. Finally, there may be other factors not mentioned above or included in the Company's SEC filings that may cause actual results to differ materially from descriptions contained in any forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date made.
The Company assumes no obligation to update any forward-looking statements as a result of new information, future events or developments, except as may be required by Securities laws.

Helix BioMedix is a development state company engaged in the research, development and commercialization of bioactive peptides (small proteins). The Company's technology consists of a proprietary library of bioactive peptides that exhibit a broad range of activities, which the Company believes may be harnessed to develop products for various non-pharmaceutical applications including skin-care products, biocides, and plant/animal protection. Additionally, the Company believes these peptides show promise for the development of wound-healing agents and treatments for sexually transmitted diseases and cystic fibrosis.

During the next twelve months, the Company intends to focus on business development and financing activities.

The Company estimates that its existing cash reserves, which approximated $647,000 at June 30, 2002, are only sufficient to finance activities for the next three to four months and it will therefore be necessary to raise additional capital to fund operations beyond this period. Management is actively discussing investment alternatives with its Board of Directors and its outside advisors as well as potential new investors. If the Company is unsuccessful in obtaining additional funding, it may be necessary to substantially curtail or cease operations. In August 2002, the Company signeda letter agreement with an investment banker to explore financing alternatives.

During 2001, the Company entered into a number of 6% unsecured notes payable under initial terms of a private placement. The Company received $1,980,000 in 2001 and an additional $1,102,500 during the first six months of 2002. OnMarch 13, 2002, the Board of Directors amended the terms of the offering memorandum as follows: (a) the offering size was increased to $3.5 million, (b) the maturity date of the notes was extended from May 31, 2002 to December 31, 2002, (c) the notes were amended to allow for conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million on or before December31, 2002, and (d) the warrant coverage was increased to a minimum of 35%, up from 25% in the initial offering. Further, should the notes not be repaid or converted into equity on or before August 31, 2002, then the warrant coverage will increase to 40% of the principal amount of each investor's note. If the notes are not repaid or converted by December 31, 2002, then the warrant coverage will increase to 45% of the principal amount of each investor's note.

Management is considering a number of alternatives for longer term funding.

The Company believes its existing library of antimicrobial peptides is sufficiently comprehensive to provide ample business development opportunities in the short-term. In the past, the Company has principally relied upon external resources for conducting research activities. With the relocation of the Company's offices to Bothell, Washington, the Company has created its own laboratory and employed several scientists to conduct its
owndevelopment programs.   In addition, it is anticipated that external
researchresources will continue to be utilized to leverage expertise in specific consumer and pharmaceutical fields.

Due to the limited available cash resources, the Company does not expect to make any significant purchases of plant or equipment, nor does it expect to significantly increase the number of employees during the next twelve months Depending on the availability of cash resources, the Company anticipates the purchase of approximately $250,000 in additional laboratory equipment which will improve efficiency and throughput of our peptide synthesis. Also depending on cash resources, the Company anticipates an increase in the number of research employees. Any such increases in fixed assets or the number of employees are likely to be significant on a percentage basis, due to the low levels of existing fixed assets and headcount.

During the quarter ended June 30, 2002, the Company continued to work with several potential companies to identify opportunities for commercializing both pharmaceutical and non-drug products. Management continues to believe that pursuit of non-drug opportunities will provide the best opportunity to introduce commercially viable products in the short-term at the lowest cost.

Other activities during the quarter ended June 30, 2002 included the following:

(1) Mr. Ralph Katz resigned from the Board and was replaced by Mr. George Murray. Mr. Murray was also appointed chairman of the Audit Committee.

(2) The Company's Scientific Advisory Board (SAB) met and approved the Company's near-term science plan. This includes the application of its technology to prevent and to treat sexually transmitted diseases, the cystic fibrosis lung and wound infections.


(3) The Company continued the testing process leading to the selection of lead compounds for clinical testing and/or out-licensing to pharmaceutical or other health care companies.

(4) The Company continued to review its peptides for purposes of determining intellectual property protection. The Company's total gross investment in legal costs, fees, and acquisition of patent rights associated with developing its patent estate did not materially change from the December 31, 2001 balance of $613,476 during the first six months of 2002.

(5) The Company met with recombinant production companies to pursue emerging technologies that would result in a more cost effective methodology of peptide production.

(6) The Company continues to seek partnerships to facilitate the commercialization of its proprietary peptides for development as novel pharmaceuticals utilized in the treatment of a wide range of diseases, including cystic fibrosis, sexually transmitted diseases and wound healing Other disease applications may be identified in the future.

(7) The Company is also seeking partnerships with specific industry leaders for the development of non-pharmaceutical applications that would include cosmetics, biocides and medical device applications.

The Company is still a development stage company and did not earn any revenues in the first six months of 2002 or 2001.

Total operating expenses in the quarter ended June 30, 2002 approximated $652,000 compared to total operating expenses of approximately $874,000 during the quarter ended June 30, 2001, representing a decrease of approximately $222,000 or 25%. For the first six months of 2002, operating expenses totaled $1,076,000 compared to $1,197,000 during the first six months of 2001, resulting in a decrease of $121,000 or 10%.

Research and development expenses approximated $144,000 in the second quarter of 2002 compared to $61,000 in the second quarter of 2001 and $283,000 in the first six months of 2002 compared to $162,000 in the first six months of 2001. Research and development expenses increased $83,000, or 136%, in the second quarter of 2002 from the prior year and $121,000, or 75%, in the first six months of 2002 compared to the prior year period. The increases in the second quarter and the first six months of 2002 are primarily due to the hiring of scientists in the second half of 2001.

Accounting, legal and professional fees approximated $56,000 in the quarter ended June 30, 2002 compared to approximately $125,000 in the second quarter of 2001. For the first six months, accounting, legal and professional expenses totaled $107,000 in 2002, compared to $198,000 in 2001. Such expenses decreased $69,000, or 55%, during the second quarter of 2002 from the prior year period and $91,000, or 46% during the year-to-date period in 2002 from the comparable period in 2001. The decreases are primarily a result of higher than normal expense in the prior year period due to the restructuring of the company.

Consulting fees decreased approximately $490,000, or 94%, to $33,000 in the quarter ended June 30, 2002 compared to $523,000 in the quarter ended June 30, 2001. For the year-to-date period, consulting fees decreased $508,000, or 92%, to $48,000 from $556,000 in the prior year. The decrease is primarily due to reductions in deferred compensation costs relating to certain consulting and employment contracts that were executed in the second quarter of 2001.

Depreciation and amortization totaled approximately $22,000 in the second quarter of 2002 compared to $11,000 in the second quarter of 2001; for the first six months depreciation and amortization totaled $44,000 in 2002 compared to $21,000 in 2001. The increases of $11,000, or 100%, in the second quarter and $23,000, or 110%, in the first six months is primarily due to increased depreciation resulting from the opening of a laboratory and administrative facility in the Bothell, Washington in late 2001.

Other general and administrative expenses increased approximately $243,000, or 156% from $155,000 in the quarter ended June 30, 2001 to $398,000 in the quarter ended June 30, 2002. During the first six months, other general andadministrative expenses increased approximately $333,000, or 128%, to $594,000 in 2002 compared to $261,000 in 2001. The increases are primarily due to an increase in the average number of employees coupled with an increase in occupancy expenses associated with the relocation of the Company's offices to Bothell, Washington.

Interest expense increased by approximately $116,000, or 892%, from $13,000 in the quarter ended June 30, 2001 to $129,000 in the quarter ended June 30, 2002; for the first six months interest expense increased $201,000, or 1005% to $221,000 in 2002 from $20,000 in the 2001 period. The increases aredue substantially to the private placement financing that began in late 2001.

The net loss for the quarter ended June 30, 2002 approximated $778,000, or $0.15 per share, compared to a loss of $886,000, or $0.18 per share, in the quarter ended June 30, 2001. For the first six months, the net loss totaled $1,292,000, or $0.25 per share, compared to $1,213,000, also $0.25 per share in 2001. The cumulative net loss from inception (November 7, 1988) to June 30, 2002 totals $8,853,000, or $4.83 per share.


                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the six months ended June 30, 2002, the Company completed a private placement of up to $3,500,000 principal amount of its 6% Convertible Promissory Notes. During 2001, the quarter ended June 30, 2002 and the first six months ended June 30, 2002, the Company sold to accredited investors $1,980,000, $820,000 and $282,500, respectively, of these notes. The notes are due December 31, 2002 and are convertible into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1,500,000 that occurs on or before December 31, 2002. In connection with the sales of the notes, the Company issued ten-year warrants to the noteholders to purchase, at the exercise price of $1.50 per share, a number of shares of the Company's common stock equal to the quotient of (i) from 35% to 45% of the principal amount of the notes (the exact percentage to be based on when the notes are repaid or converted), divided by (ii) $1.50 or, if less, the price per share of common stock paid by investors in the Company's next equity financing generating proceeds of at least $1,500,000. The notes and warrants were exempt from registration pursuant to Rule 506 of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

       None.

  (b)  Reports of Form 8-K.

       None.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HELIX BIOMEDIX, INC.


August 14, 2002                     /s/ Kerry D. Palmer
                                    Kerry D. Palmer
                                    Chief Financial Officer


August 14, 2002                     /s/ R. Stephen Beatty
                                    R. Stephen Beatty
                                    Chief Executive Officer





                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OKLEY ACT OF 2002

In connection with the forgoing Quarterly Report of Helix BioMedix, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, R. Stephen Beatty, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934: and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ R. Stephen Beatty
R. Stephen Beatty
President and Chief Executive Officer
August 14, 2002





                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OKLEY ACT OF 2002

In connection with the forgoing Quarterly Report of Helix BioMedix, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, Kerry Palmer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934: and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kerry Palmer
Kerry Palmer
Chief Financial Officer
August 14, 2002

                          HELIX BIOMEDIX, INC.
                     (A Development Stage Company)

                         FINANCIAL STATEMENTS
                             June 30, 2002

                                CONTENTS

                                                                Page

Balance Sheet.................................................   F-1

Statements of Operations......................................   F-2

Statements of Cash Flows......................................   F-3

Notes to Financial Statements.................................   F-4

                         Helix BioMedix, Inc.
                    (A Development Stage Company)

                             BALANCE SHEET


                               ASSETS

                                                      June 30    December 31
                                                         2002           2002
                                                 ------------    -----------
                                                  (unaudited)
   CURRENT ASSETS
       Cash and cash equivalents                 $    646,906    $   401,045
       Prepaid expenses                                 9,216         28,989
                                                   ----------    -----------
       Total current assets                           656,122        430,034

   PROPERTY AND EQUIPMENT
       Machinery and equipment                        203,959        186,008
       Furniture and fixtures                          10,893         10,627
       Leasehold improvements                          27,324         27,324
                                                   ----------    -----------
                                                      242,176        223,959
         Less: Accumulated depreciation              (29,538)        (9,828)
                                                   ----------    -----------
                                                      212,638        214,131

   OTHER ASSETS
       Deposits and long-term prepaids                 30,205         29,830
       Antimicrobial technology (net)                  81,875         87,500
       Licensing agreement (net)                       61,391         61,391
       Patents pending and approved (net)             527,522        516,844
                                                   ----------    -----------
                                                      700,993        695,565
                                                   ----------    -----------
       TOTAL ASSETS                               $ 1,569,753    $ 1,339,730
                                                   ==========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFECIT

    CURRENT LIABILITIES

       Accounts payable - related party            $        -    $     4,500
       Accounts payable - trade                        83,111              -
       Payroll taxes payable                            2,086         13,390
       Accrued interest payable                       138,705         45,196
       Notes payable - related parties                163,154        163,154
       Notes payable (net of unamortized discount
                      and issue costs of $125,270
                      and $130,407)                 2,957,230      1,849,593
                                                   ----------    -----------
       Total current liabilities                    3,344,286      2,075,833

   STOCKHOLDERS' DEFECIT
       Preferred stock, $0.001 par value,
         2,000,000 shares authorized, no shares
         issued or outstanding                              -              -
       Common stock, $0.001 par value, 25,000,000
         shares authorized, 5,144,696 shares
         issued and outstanding                         5,145          5,145
       Additional paid-in-capital, net of
         deferred compensation component            7,072,987      6,819,415
       Deficit accumulated during the
        development stage                         (8,852,665)    (7,560,663)
                                                   ----------    -----------
                                                  (1,774,533)      (736,103)
                                                   ----------    -----------
       Total liabilities and stockholders' deficit $1,569,753    $ 1,339,730
                                                   ==========    ===========

    The accompanying notes are an integral part of the financial statements.

                             Helix BioMedix, Inc.
                        (A Development Stage Company)

                        STATEMENTS OF OPERATIONS
 For the period from inception (November 7, 1988) to June 30, 2002
                                (unaudited)



Inception to    For the three months            For the six
                                                   months
                   June 30,         ended June 30,           ended June 30,
                    2002          2002         2001         2002       2001
                ------------   ---------   ---------   ----------   -------
REVENUES          $     19,500   $       -   $       -   $        -   $      -

OPERATING EXPENSES
Research and
 development         2,672,249     143,509       61,193      282,903    161,955
Accounting, legal &
 Professional        1,220,401      55,621      124,986      106,752    197,809
Consulting fees      1,926,290      33,196      522,600       48,196    555,484
Depreciation and
 amortization          288,680      21,943       10,538       43,877     21,076
Other general &
 administrative      1,919,635     397,776      155,080      594,196    260,522
                   ------------    --------     --------    ---------  --------

TOTAL OPERATING
 EXPENSES            8,027,256     652,045      874,397    1,075,924  1,196,846
                   ------------    --------     --------    --------- ---------

NET LOSS FROM
 OPERATIONS        (8,007,756)   (652,045)    (874,397)  (1,075,924)(1,196,846)

OTHER (INCOME) EXPENSE
Gain on settlement
 of lawsuit            (48,574)          -            -            -          -
Interest income       (82,808)     (2,971)        (902)     (4,441)     (3,173)
Interest
  expense              976,291     128,912       13,000     220,518      19,526
                  ------------    --------     -------     ---------   --------
                       844,909     125,941       12,098     216,077      16,353
                  ------------    --------     -------     ---------   --------

NET LOSS         $(8,852,665) $ (777,986)   $(886,495) $(1,292,001)$(1,213,199)
                  ===========    =========   ==========   ==========  =========
NET LOSS
  PER SHARE      $    (4.83)  $    (0.15)   $   (0.18) $     (0.25)$     (0.25)
                ============    =========   ==========   ==========   =========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING       1,831,599    5,144,696    4,951,717   5,144,696   4,951,717
                ============    ========== ==========   ===========  ==========


    The accompanying notes are an integral part of the financial statements.

                                  Helix BioMedix, Inc.
                             (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS
            For the period from inception (November 7, 1988) to June 30, 2002


                                       Inception to    For the six months
                                         June 30,         ended June 30,
                                          2002           2002        2001
                                       ------------   -----------  ----------

NET CASH FLOWS FROM
  OPERATING ACTIVITIES                 $ (5,807,458)  $  (926,928) $ (599,137)

CASH FLOWS FROM INVESTING ACTIVITIES

    Investment in Helix Delaware                (10)            -           -
    Purchase of property and equipment     (243,077)      (19,118)          -
    Patents                                (462,448)      (28,330)    (25,583)
                                       ------------   -----------  ----------
Net cash flows from
    investing activities                   (705,535)      (47,448)    (25,583)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance debt subsequently
      converted to stock                    832,819             -           -
    Issuance of stock for cash            2,019,680             -           -
    Cash received in reverse acquisition    634,497             -           -
    Notes payable                         3,089,894     1,102,500     350,000
    Detachable warrants with
      notes payable                         328,700       112,600           -
    Debt discount                          (125,270)        5,137           -
    Related party notes payable (net)       379,579             -    (163,154)
                                       ------------   -----------  ----------
Net cash flows from
    financing activities                  7,159,899     1,220,237     186,846
                                       ------------   -----------  ----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                    646,906       245,861    (437,874)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                           -       401,045     490,583
                                       ------------   -----------  ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                      $    646,906   $   646,906  $   52,709
                                       ============   ===========  ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH INFORMATION

Stock issued to acquire patents        $     66,486   $         -  $        -
Debt issued to acquire technology           200,000             -           -
Bridge loans outstanding at acquisition     200,000             -           -
Patent costs included in accounts payable    99,859             -           -
Accounts payable converted to notes         704,559             -           -
Accrued interest rolled into notes          403,463             -           -
Notes converted to equity                 1,639,548             -           -
Cash paid for interest                       98,904         6,526       6,526



     The accompanying notes are an integral part of the financial statements.

                               Helix BioMedix, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2002


1.   Management's Representation of Interim Financial Information
The accompanying financial statements have been prepared by Helix BioMedix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "S.E.C."). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001, which are included in the Company's Form 10-KSB/A, filed with the S.E.C on May 10, 2002.

2.   Events Subsequent to December 31, 2001
On March 13, 2002, the Board of Directors amended the terms of the existing offering memorandum as follows: (a) the offering size was increased from $2.75 million to $3.5 million, (b) the maturity date of the notes was extended from May 31, 2002 to December 31, 2002, (c) the notes have been amended to allow for conversion into shares of common stock in the event of an equity financing in a single or series of related transactions of at least $1.5 million on or before December 31, 2002, and (d) the warrant coverage was increased to a minimum of 35%, up from 25% in the initial offering. Further, should the notes not be repaid or converted into equity on or before August 31, 2002, then the warrant coverage will increase to 40% of the principal amount of each investor's note. If the notes are not repaid or converted by December 31, 2002, then the warrant coverage will increase to 45% of the principal amount of each investor's note.

As of June 30, 2002, the Company has raised an additional $1,072,500 through the issuance of promissory notes and warrants, increasing the total amount invested in the Company's offering of notes and warrants to $3,082,500.

3.   Financing
The Company believes that its existing cash balances, as of June 30, 2002, will be sufficient to meet its requirements for the next three to four months. It will therefore be necessary to raise additional capital to fund operations beyond this period. Management is actively discussing investment alternatives with its Board of Directors, its outside advisors and potential investors. There can be no assurance such efforts will be successful and that adequate funds will be available to the Company. If the Company is unsuccessful in obtaining additional funding, it may be necessary to substantially curtail or cease operations. In August 2002, the Company signed a letter agreement with an investment banker to explore financing alternatives.

4.   Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications. These reclassifications have no effect on prior reported net loss.