Form 10QSB
period 2002-06-30
SIGNAL HILL CORP /CO/
filed 2002-08-15
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
                                    Washington, D.C.  20549

                                         FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                    For the quarterly period ended:  June 30, 2002

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

                                  Yes       No  X


As of July 10, 2002, 32,032,083 shares of common stock, par value $0.00001 per share, were outstanding.


Transitional Small Business Disclosure Format:         Yes___     No  X


This Form 10-QSB consists of __ pages. An Exhibit Index may be found at page __.






                           PART I -- FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

          Please see pages F-1 through F-__.

                             SIGNAL-HILL CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEETS


		                                   June 31,	   September 30,
		                                    2002		2001
                                                   -----------     -------------
					         (Unaudited)          (Note)

                                       ASSETS

       Total assets		                   $	1,392	  $         490
                                                   -----------     -------------


                       LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
	Accounts payable	                   $	 9,172	  $	  9,486
	Loans from shareholders		                 4,000		 39,581
                                                   -----------     -------------
	Total current liabilities		        13,172		 49,067
                                                   -----------     -------------

     Shareholders' deficit: (Note 2)
	Preferred stock, no par value;
          10,000,000 shares authorized;
          none issued and outstanding                       -		      -
	Common stock, $.00001 par value;
          500,000,000 shares authorized;
          32,032,200 shares issued and outstanding       3,113		     10
	Additional paid-in capital		       923,968		771,910
	Deficit accumulated during the
	  development stage		              (938,861)        (820,497)
                                                    ------------   -------------
	Total shareholders' deficit		       (11,780)		(48,577)
                                                    ------------   -------------

     Total liabilities and shareholders' deficit    $    1,392	  $         490
                                                    ============   =============




                                SIGNAL-HILL CORPORATION
                            (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the
                        Period       For the    For the    For the    For the
                        March 6,     three      three      Nine       Nine
                        1997         months     months     months     months
                        (Inception)  ended      ended      ended      ended
                        to June 30,  June 30,   June 30,   June 30,   June 30,
                        2002         2002       2001       2002       2001
                        -----------  ---------  ---------  ---------  ---------
REVENUES
  Revenues             $          - $        -  $       -  $       -  $       -
                        -----------  ---------  ---------  ---------  ---------
  Total revenue                   -          -          -          -          -

EXPENSES
   General and
   administrative expense   166,941     93,054      1,402    118,364      4,730
                         ----------  ---------  ---------  ---------  ---------
        Total expenses      166,941     93,054      1,402    118,364      4,730
                         ----------  ---------  ---------  ---------  ---------
NET LOSS                   (166,941)   (93,054)    (1,402)  (118,364)    (4,730)

Accumulated deficit
  Balance,
    beginning of period           -   (845,807)  (808,205)  (820,497)  (804,877)
                         ----------  ---------  ---------  ---------  ---------
  Balance,
        end of period    $ (938,861) $(938,861) $(809,607) $(938,861) $(809,607)
                         ==========  ========== ========== ========== ==========
NET LOSS PER SHARE       $    (.12) $    (NIL) $    (NIL) $    (.01) $    (NIL)
                         ==========  =========  =========  =========  ==========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING             1,433,318  23,165,858  1,000,000  8,388,619  1,000,000
                         ==========  ========== ========== ========== ==========


  The accompanying notes are an integral part of the financial statements.
                                          F-2



                               SIGNAL-HILL CORPORATION
                            (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Period         For the      For the
                                        March 6,       Nine         Nine
                                        1997           months       months
                                        (Inception)    ended        ended
                                        to June 30,    June 30,     June 30,
                                        2002           2002         2001
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $   (166,942)  $ (118,364)  $ (4,307)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Increase (decrease) in
      accounts payable and loans
      from Shareholders                       13,172      (35,895)     4,307
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                 (153,769)    (154,259)          -

CASH FLOWS FROM INVESTING
  ACTIVITIES                                       -            -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Conversion of Shareholder Loans          155,161      155,161           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities              155,161      155,161           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    1,392          902           -

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -          490           -
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $      1,392   $    1,392   $       -
                                        ============   ==========   =========


       The accompanying notes are an integral part of the fi



                            SIGNAL-HILL CORPORATION
                            (A Development Stage Company)
		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Management's Representation of Interim Financial Information
The accompanying financial statements have been prepared by Signal
Hill Corporation. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 2001.

2. Principles of Consolidation
The accompanying financial statements include all of the accounts and activity of Signal Hill Corporation, and its wholly owned subsidiaries, Aegis Development Corporation, Clear Vision Ventures, Inc., Beacon Search, and Signal Hill Development Corporation. All intercompany transactions have been eliminated in consolidation



ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

 In March of 2002, the Company acquired four recently formed Nevada Corporations. In the acquisition transactions, each Nevada corporation issued 112,548,212 shares of its authorized but previously unissued common stock to the Company in exchange for payment by the Company of $300 in cash. As a result, each Nevada corporation became a wholly owned subsidiary of the Company.

 None of the subsidiary corporations has commenced any business operations. Each has only the minimal capitalization represented by the Company's payment of the purchase price for the shares. Eric J. Sundsvold, who is President and director of the Company, is also the sole officer and director of each subsidiary.

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

Management anticipates that, shortly prior to the respective record dates for the spin-off dividends, the shares of the subsidiaries would undergo a reverse stock split. A principal purpose of the reverse splits would be to reduce the large number of subsidiary shares currently outstanding to a number that is equal to (or is a small, even multiple of) the number of Company shares utstanding. This would position the subsidiaries for further capital transactions, as mentioned below.

It would also obviate any need for the Company to distribute fractional shares in the spin-off dividend. By selecting the proper ratio for the reverse split, dividends could be paid, for example, on a share-for-share basis, with one share of a given subsidiary being distributed in respect of each share of the Common Stock of the Company owned as of the record date for the dividend. As another example, dividends might be paid on a two-for-one basis, with two shares of a given subsidiary being distributed in respect of each share of the Common Stock of the Company. The respective actual ratios for the reverse splits, however, have yet to be determined.



As a result of the spin-off dividends, the shareholders of the Nevada corporations would be the same persons who were shareholders of the Company as of the respective record dates. Ownership of the Nevada corporations immediately following completion of the spin-off transactions, moreover, would be in direct proportion to the ownership of the Company as of the record dates. No record dates for the dividends or the possible reverse splits have yet been determined.

It is anticipated that each Nevada corporation

a. would undergo one or more further capital transactions after completion the spin-off transaction;

b. would undergo a business combination with an operating business, either before or after completion of the spin-off transaction; and

c. would have its shares registered under the Securities Exchange Act of 1934, as amended (the "1934 Act"), on a Form 10 Registration Statement following the latter to occur of the transactions mentioned in a. and b., above.

The purpose of the capital transactions mentioned in a., above, would be to provide funding to cover the expenses of identifying, investigating, and consummating the possible business combination mentioned in b., above, as well as the expenses of registration mentioned in c., above. It is contemplated that such funding would be sought through private placements of securities to be conducted by the subsidiary corporations.

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

There can be no assurance, moreover, that any of the Nevada corporations will be able to complete a business combination. No operating businesses that might be candidates for combination with any of the subsidiary corporations have been identified at this time. There is no assurance that any such operating businesses can be identified or, if identified, can be acquired.

The purposes of registering the shares of the Nevada corporations under the 1934 Act are, among others, (i) to permit the shares to be traded in the public securities markets; and (ii) to comply with the registration requirements of Section 12 of the 1934 Act, should the corporations prove to have a large enough number of shareholders of record to trigger such requirements. Management believes that the public status, or the potential public status, of the Nevada corporations will be of value in attracting private businesses toward a possible combination with the corporations.

There can be no assurance, however, that any of the corporations will succeed in registering its shares. There are substantial costs, delays, and uncertainties involved in the registration process. Even if the shares do become registered, moreover, there can be no assurance that any public trading market for the shares will develop.

There can be no assurance that Mr. Sundsvold will continue to serve in a management capacity in any of the Nevada corporations. Management is unable, moreover, to predict the timetable under which any of the anticipated transactions involving the Nevada corporations might occur, if at all.

Following completion of the transactions involving the Nevada corporations, management intends to seek out and pursue a business combination between the Company itself and one or more existing private business enterprises that might have a desire to take advantage of the Company's own status as a public corporation. Management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.

Risk Factors

An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

Most of the risk factors discussed below focus upon the aspect of the Company'sbusiness plan that involves the Company's intention to pursue a business combination for itself following completion of the spin-off distributions of the shares of the Company's four wholly owned Nevada shell subsidiaries. Many of the risk factors, however, are applicable also to the prospects of the Nevada subsidiaries themselves. Additional risks pertaining specifically to the Nevada subsidiaries are discussed under "Plan of Operations," above.

1. No Currently Relevant Operating History. The Company has no currently relevant operating history, revenues from operations, or assets other than cash from private sales of stock or from shareholder loans. The Company faces all of the risks of a new business and the risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

2.No Assurance of Success or Profitability. There is no assurance that the Company's intentions with regard to its Nevada shell subsidiaries will prove to generate any value for the Company's shareholders, or that the Company itself eventually will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

3.Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into.An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its shareholders if the business or opportunity is unsuccessful.

4.Type of Business Acquire The type of business to be acquired may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

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

6. Lack of Diversification.Because of the limited financial resources of the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

7. Possible Reliance upon Unaudited Financial Statements. The Company generally will require audited financial statements from companies that the Company proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. The Company is subject, moreover, to the reporting provisions of the 1934 Act, and thus will be required to furnish certain information about significant acquisitions, including certified financial statements for any business that the Company shall acquire. Consequently, acquisition prospects that do not have or are unable to obtain the required certified statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

8.Investment Company Regulation. The Company does not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). The Company believes that it will not become subject to regulation under the Investment Act because (i) the Company will not be engaged in the business of investing or trading in securities, (ii) any merger or acquisition undertaken by the Company will result in the Company's obtaining a majority interest in any such merger or acquisition candidate, and (iii) the Company intends to discontinue any investment in a prospective merger or acquisition candidate in which a majority interest cannot be obtained.
Should the Company be required to register as an investment company, it shall incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission (the "Commission") as to the status of the Company under the Investment Act. Any violation of the Investment Act will subject the Company to materially adverse consequences. Should the Commission find that the Company is subject to the Investment Act, and order the Company to register under such Act, the Company would vigorously resist such finding and order. Irrespective of whether the Commission or the Company were to prevail in such dispute, however, the Company would be damaged by the costs and delays involved. Because the Company will not register under the Investment Act, investors in the Company will not have the benefit of the various protective provisions imposed on investment companies by such Act, including requirements for independent directors.

9. Other Regulation.An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

10.Dependence upon Management.The Company will be heavily dependent upon the skills, talents, and abilities of its management to implement its business plan. The Company's executive officers and directors may devote as little as two hours per month to the affairs of the Company, which for a company such as this that is heavily dependent upon management, may be inadequate for Company business, and may delay the acquisition of any opportunity considered. Furthermore, management has little or no significant experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding the Company's operations.

11.Lack of Continuity in Management.The Company does not have employment agreements with its management, and there is no assurance that the persons named herein will manage the Company in the future. In connection with acquisition of a business opportunity, the current management of the Company probably will resign and appoint successors. This may occur without the vote or consent of the shareholders of the Company.

12.Conflicts of Interest.Certain conflicts of interest exist between the Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

13. Indemnification of Officers and Directors.The Company's Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

14.Director's Liability Limited. The Company's Articles of Incorporation exclude personal liability of its directors to the Company and its shareholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

15.Dependence upon Outside Advisors.To supplement the business experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

16.Need for Additional Financing. The Company's funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

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

18. Competition.The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

19. No Foreseeable Dividends.The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

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

21. Dilutive Effects of Issuing Additional Common Stock The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

22. No Public Market. There currently is no public market for the securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the lowprice of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

25. Preferred Shares Authorized.The Articles of Incorporation of the Company authorize issuance of a maximum of 10,000,000 nonvoting shares of Preferred Stock, par value $0.00001 per share. No shares of Preferred Stock have been issued or are outstanding on the date of this Report, and there is no plan to issue any in the foreseeable future. Should a series of Preferred Stock be issued, however, the terms of such series could operate to the significant disadvantage of the holders of outstanding Common Stock or other securities of the Company. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

26 Possible Rule 144 Sales.The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 690,486 shares of Common Stock (2.2% of the total number of issued and outstanding shares) held by a present shareholder of the Company are available for sale under Rule 144, all of which will be subject to applicable volume restrictions under the Rule.



Special Note Regarding Forward-Looking Statements

Some of the statements under "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's other periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material, adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material, adverse change in the Company's operations or business, or in governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

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





PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    None

              (b)   Reports on Form 8-K

The Company filed no Reports on Form 8-K during the quarter for which this Report is filed. Subsequent to the end of the quarter, however, the Company did file one Report on Form 8-K.The only item reported in the Report on Form 8-K was a change in the Company's certifying accountant. The date of the Report on Form 8-K was July 15, 2002.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August ____, 2002 	                    SIGNAL-HILL CORPORATION

                   By: /s/       Eric J. Sundsvold
                   Eric J. Sundsvold, President (Principal Executive Officer)

                   By: /s/        Timothy S. Gibson
                   Timothy S. Gibson, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)