Form 10KSB
period 2002-09-30
SIGNAL HILL CORP /CO/
filed 2003-04-24
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended:  September 30, 2002

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

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

As of April 24, 2003, 32,032,083 shares of common stock, par value $0.00001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                       1

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

     In 1987, following completion of the offering, the Company acquired all of the assets and known and undisputed liabilities of Hoseco, Inc., a privately held Colorado corporation ("Hoseco"), in exchange for 59,749,540 shares of the Company's common stock. Hoseco was incorporated in 1981.
It manufactured fittings and hose assemblies for high-pressure hydraulic, pneumatic, and refueling applications, and distributed such products through its wholly owned subsidiary, Rocky Mountain Fluid Power Company, a Colorado corporation ("RMFPC"). Subsequent to its acquisition of the Hoseco assets, the Company's corporate name was changed to Signal-Hill Corporation.

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

     As a result of the fire and the associated demise of the Company's historical business, the Company has reverted to the development stage. The Company's current activities are directed toward the acquisition of working capital, and toward pursuing the plan of operations described immediately below.

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

     Management intends to spin off the ownership of each of the subsidiaries by distributing the shares of those corporations to the Company's shareholders as an in-kind dividend. The dividend would be distributed on a pro rata basis. That is, the dividend would be paid by distributing to each holder of the Company's common stock, par value $0.00001 per share (the "Common Stock"), a number of shares of each subsidiary that would bear the same proportion to the total outstanding shares of the subsidiary as the number of shares of Common Stock owned by such holder would bear to the total outstanding shares of Common Stock.

     Management anticipates that, shortly prior to the respective record dates for the spin-off dividends, the shares of the subsidiaries would undergo a reverse stock split. A principal purpose of the reverse splits would be to reduce the large number of subsidiary shares currently outstanding to a number that is equal to (or is a small, even multiple of) the number of Company shares outstanding. This would position the subsidiaries for further capital transactions, as mentioned below.

     It would also obviate any need for the Company to distribute fractional shares in the spin-off dividend. By selecting the proper ratio for the reverse split, dividends could be paid, for example, on a share-for-share basis, with one share of a given subsidiary being distributed in respect of each share of Common Stock owned as of the record date for the dividend. As another example, dividends might be paid on a two-for-one basis, with two shares of a given subsidiary being distributed in respect of each share of Common Stock. The respective actual ratios for the reverse splits, however, have yet to be determined.

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

         b.	would undergo a business combination with an operating
            business, either before or after completion of the spin-off transaction; and

         c.	would have its shares registered under the Securities
            Exchange Act of 1934, as amended (the "Exchange Act"), on a Form 10 Registration Statement following the latter to occur of the transactions mentioned in a. and b., above.

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

     The purposes of registering the shares of the Nevada corporations under the Exchange Act are, among others, (i) to permit the shares to be traded in the public securities markets; and (ii) to comply with the registration requirements of Section 12 of the Exchange Act, should the corporations prove to have a large enough number of shareholders of record to trigger such requirements. Management believes that the public status, or the potential public status, of the Nevada corporations will be of value in attracting private businesses toward a possible combination with the corporations.

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

Competition

     The Company and each of its subsidiary corporations are and will remain insignificant participants among the firms that engage in mergers with and acquisitions of privately financed entities. Many established venture-capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company and its subsidiaries. In view of their limited financial resources and limited management availability, the Company and its subsidiaries will continue to be at a significant disadvantage compared to their competitors.

Employees

     The Company has no full time employees. Its officers devote as much time as they deem necessary to conduct the Company's business. See "Risk Factors -- Dependence upon Management" and "Risk Factors -- Conflicts of Interest."

Risk Factors

     An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

Most of the risk factors discussed below focus upon the aspect of the Company's business plan that involves the Company's intention to pursue a business combination for itself following completion of the spin-off distributions of the shares of the Company's four wholly owned Nevada shell subsidiaries. Many of the risk factors, however, are applicable also to the prospects of the Nevada subsidiaries themselves. Additional risks pertaining specifically to the Nevada subsidiaries are discussed under "Plan of Operations," above.

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

     2. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Common Stock will be increased thereby.

     3. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity. As a result, the Company is able to disclose the risks and hazards of a business or opportunity that it might enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it might enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its shareholders if the business or opportunity is unsuccessful.

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

     7. Possible Reliance upon Unaudited Financial Statements. The Company generally will require audited financial statements from companies that the Company proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. The Company is subject, moreover, to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including certified financial statements for any business that the Company shall acquire. Consequently, acquisition prospects that do not have or are unable to obtain the required certified statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

     16. Working-Capital Deficit; Insolvency; Accumulated Deficit. At September 30, 2002, the Company had cash in the minimal amount of only $1,528, and had no other current assets. At that date, the Company had current liabilities of $28,468. As a result, the Company had a working-capital deficit of $26,940 and, therefore, was insolvent. At that date, moreover, the Company had an accumulated deficit of $954,021. See "Need for Additional Financing," below.

     17. Need for Additional Financing. The Company's funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain funds sufficient to acquire an interest in a business opportunity, it might lack enough capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. There is no assurance, however, that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be severely limited or even suspended.

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

     20. Impact of Sarbanes-Oxley Act of 2002 and Related Regulations. A predominant aspect of the Company's business plan is to promote a business combination between the Company and a private, operating business enterprise. The Company's ability to promote such a business combination hinges upon the perceived benefit of the actual or potential public-company status of the Company.

     The enactment of the Sarbanes-Oxley Act of 2002, and of regulations that have been or are to be promulgated thereunder, results in a significant increase in the risks and costs of public-company status. A few features of the Act are

     (a) CEO and CFO certifications of the financial statements and other information contained in annual and quarterly reports;

     (b) acceleration of deadlines for reporting of insider transactions under Section 16 of the Exchange Act;

     (c) acceleration of deadlines for reporting of material changes in financial conditions or operations;

     (d)   prohibition of new loans to directors and executive officers;

     (e) review by the Commission at least every three years of periodic reports and other filings;

     (f) new authority to prohibit certain individuals from serving as officers and directors;

     (g) extension of the statute of limitations on claims of securities fraud;

     (h) establishment of new criminal offenses for destroying, altering, or falsifying records;

     (i) federal sentencing guidelines to be amended sufficiently to "deter and punish" criminal acts;

     (j) disclosure of whether a financial expert serves on the audit committee and, if not, why not;

     (k) disclosure of whether a code of ethics for senior management has been adopted and enforced and, if not, why not; and

     (l) requirement that attorneys to the corporation report material violations of securities laws or breaches of fiduciary duties.

     Compliance with these new rules, among numerous others, will increase the legal and accounting expenses of being a public reporting company, and will impose significant new demands upon the time and energies of management. In addition, the new rules will increase the exposure of the principals of public companies to personal legal risk.

     Management believes, therefore, that this new body of law will have a significant, adverse impact upon the Company's business. This impact will take the form of narrowing the pool of candidates for potential business combinations with the Company. The narrowing is expected to occur for two reasons.

     First, the Company will need to be more exacting in its evaluation of candidates. To be an appropriate candidate, a private business enterprise will need to possess levels of resources, and of business, legal, and accounting sophistication and experience, that permit a reasonable conclusion to be reached that the candidate has the capability of complying with the new law. The Company will need to satisfy itself, moreover, that the candidate has not only the needed resources but also a corporate culture that is compatible with the financial limitations imposed by the new law, and with the increased levels of scrutiny and candor associated with the new law.

     Second, the perception by potential candidates of the cost-benefit ratio of public status will be altered. Qualified candidates might well perceive there to be a new and less advantageous relationship between the historical benefits of being a public corporation and the increased costs and new limitations associated with public-company status.

     These factors are expected to combine to increase the difficulty of identifying and investigating candidates. In addition, these factors might well make it more difficult for the Company to complete a business combination or, even if it proves feasible to complete one, to do so on terms as favorable as those that public shell corporations have succeeded in negotiating in the past.

     21. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

     22. Loss of Control by Present Management and Shareholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's shareholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's shareholders, although management has no plans to do so.

     23. Dilutive Effects of Issuing Additional Common Stock. The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

     24. No Public Market Exists. There currently is no public market for the securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. Consequently, should the investor suffer a change in circumstances arising from an event not contemplated at the time of his investment, and should the investor therefore wish to transfer the Common Stock owned by him, he may find he has only a limited or no ability to transfer or market the Common Stock. Accordingly, purchasers of the Common Stock need to be prepared to bear the economic risk of their investment for an indefinite period of time. Prospective investors should be fully aware of the long-term nature of their investment in the Company.

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

     26. Broker-Dealer Sales of Company's Registered Securities. The Company's registered securities are covered by a Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefor.

     27. Preferred Shares Authorized. The Articles of Incorporation of the Company authorize issuance of a maximum of 10,000,000 Preferred Shares, par value $0.00001 per share. No Preferred Shares have been issued or are outstanding on the date of this Report and there is no plan to issue any in the foreseeable future. Should a series of Preferred Shares be issued, however, the terms of such series could operate to the significant disadvantage of the holders of outstanding Common Shares. Such terms could include, among others, preferences as to dividends, possible voting rights, and distributions on liquidation.

     28. Possible Rule 144 Sales. The majority of the outstanding shares of Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. A total of 31,057,520 shares of Common Stock (97% of the total number of issued and outstanding shares of Common Stock) held by present shareholders of the Company will become available for sale under Rule 144 on June 26, 2003, all of which shares will be subject to applicable volume restrictions under the Rule.

Special Note Regarding Forward-Looking Statements

     Some of the statements under "Description of Business", "Risk Factors", "Management's Discussion and Analysis or Plan of Operation", and elsewhere in this Report and in the Company's other periodic filings with the Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

     In some cases, one can identify forward-looking statements by terminology such as "may", "will", "should", "could", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue", or the negative of such terms or other, similar terminology.

     The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the

Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material, adverse competitive or technological change affecting the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material, adverse change in the Company's operations or business, or in governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

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

ITEM 3.  LEGAL PROCEEDINGS

     In connection with the fire that destroyed the Company's plant and equipmentin 1988, and the cessation of the Company's business operations in 1989, a number of legal actions were taken or threatened against the Company. Management believes that each of the actions that were taken has been completed and resolved, and that each of the threatened actions has been barred by statutes of limitations. Accordingly, management believes that the Company is not a party to any threatened or pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     (a)   Market Information

           To the best of management's knowledge, no public market for any securities of the Company has existed since 1989, and no firm has undertaken to make a market in the Company's securities.

     (b)   Holders

	     As of April 24, 2003, the Company had 194 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c)   Dividends

	     The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     See "Part I -- Item 1.  Description of Business -- Plan of
Operations."

ITEM 7.  FINANCIAL STATEMENTS

     See pages F-1 through F-9.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item 8 was previously reported by the Company in a Report on Form 8-K. See Item 13, below.

     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company, and their respective ages, positions held in the Company, and duration as such, are as follows:

            Name       	 Age	        Positions Held and Tenure

     Eric J. Sundsvold    53	President and a Director since
                                 May of 1999

     Timothy S. Gibson    46	Secretary and Treasurer since
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

Biographical Information

     Mr. Sundsvold has been a licensed securities broker affiliated with GunnAllen Financial, Inc., of Tampa, Florida ("GunnAllen"), since April 2, 2003. GunnAllen is a full-service brokerage and financial firm. Mr. Sundsvold maintains his affiliation with GunnAllen through Mr. Sundsvold's offices in Englewood, Colorado. For more than five years prior to joining GunnAllen, Mr. Sundsvold was a licensed securities broker affiliated with Rocky Mountain Securities & Investments, Inc., of Denver, Colorado.

     Mr. Gibson has been a practicing attorney for over nineteen years, the last fifteen as a sole practitioner. He is currently admitted to practice in the state of Colorado, including the federal courts of that state. His practice emphasizes corporate law and personal injury.

     Mr. Gibson is the majority shareholder in four restaurants in the Denver metro area, actively overseeing the business operations of these establishments. He currently sits on the board of six corporations or limited liability companies and is the former owner of a collection agency.

ITEM 10.  EXECUTIVE COMPENSATION

     (a)   Cash Compensation

           During the fiscal year ended September 30, 2002, no executive officer of the Company received cash compensation other than reimbursement of expenses incurred on behalf of the Company.

     (b)   Compensation Pursuant to Plans

	     None.

     (c)   Other Compensation

	     See "Item 12.  Certain Relationships and Related Transactions."

     (d)   Compensation of Directors

           See "Item 12.  Certain Relationships and Related Transactions."

     (e)   Termination of Employment and Change of Control Arrangements

           None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 28, 2003, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $0.00001 per share, its only class of outstanding securities. The table also sets forth the total number of shares of these securities owned by the directors and officers of the Company.

     Name and Address of     Number of Shares	  Percentage
     Beneficial Owner	     Owned Beneficially	   of Class

     Eric J. Sundsvold
     9034 E. Easter Place
     Suite 207
     Englewood, CO  80112	  23,575,350^1	    73.6%

     Robert Neece
     303 East Seventeenth Avenue
     Suite 800
     Denver, CO  80203	         2,600,000	     8.1%

     Darrell Benjamin
     6658 South Starlight Road
     Morrison, CO  80465	   2,200,000	     6.9%

     All officers and directors
     as a group (2  persons)	 24,485,3501	    76.4%
	_______________________

     1 The figure shown includes 2,664 shares held in the name of Mr. Sundsvold as custodian for Mr. Sundsvold's son pursuant to a gift under the Uniform Gifts to Minors Act. Mr. Sundsvold disclaims beneficial ownership of all of such shares.

Changes in Control

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In a group of transactions consummated on June 26, 2002, the Company issued a total of 16,520,000 shares of Common Stock to present or past officers and directors in compensation for their past services to the Company. Those services were valued by the Company's board of directors at an aggregate of $82,600. Detailed information as to those transactions is set forth in Table A, below.

Table A

Name of  Title(s) Held   Duration of  Rate of   Total Value  Number of
Service                  Service   Compensation of Past      Shares Issued
Provider	                                                 Services

Eric J.    President and May 16, 1999, $2,000/mo. $74,000    14,800,000
Sundsvold  a Director	 through May 31,
                         2002 (36+ months)

Robert Pike	President    Nov. 5, 1994, $50/mo.    $ 2,700       540,000
                         to May 14, 1999
                         (53+ months)


             Director    Nov. 2, 1994,
                         to May 14, 1999
                         (53+ months)

David Jackson Director	 Nov. 4, 1994, $25/mo.    $ 1,350        270,000
                         to May 14, 1999
                         (53+ months)

Timothy S.  Secretary and Nov. 5, 1994, $50/mo.   $ 4,550        910,000
Gibson	Treasurer     through May 31,
                          2002 (90+ months)

            Director	  Nov. 2, 1994,
                          through May 31,
                          2002 (90+ months)
                                         TOTALS	  $82,600     16,520,000

     In another group of transactions, also consummated on June 26, 2002, the Company issued a total of 12,882,200 shares of Common Stock to a present officers and director and to two individuals who, by virtue of the transactions, acquired a five-percent or greater beneficial ownership interest in the Company. The shares were issued in consideration of the cancellation of all or a portion of the respective debts of the Company to the persons to whom the shares were issued. The aggregate amount of the Company's debt canceled in these transactions was $64,411. Detailed information as to those transactions is set forth in Table B, below.

Table B

Name of Debt-Canceling 	       Amount of Debt Canceled	        Number of
Creditor                                                        Shares Issued


Eric J. Sundsvold	             $40,411  (conversion of              8,082,200
                                working-capital loans to
                                the corporation, or
                                payments directly to vendors
                                on behalf of the corporation)

Robert Neece (Legal Counsel)	 $13,000  (forgiveness of a           2,600,000
                                portion of the outstanding
                                balance of legal fees and
                                expenses owed by the corporation)

Darrell Benjamin	             $11,000  (conversion of a            2,200,000
                                portion of working-capital
                                loans to the corporation)

                       TOTALS	 $64,411	                          12,882,200

     In the transactions described above in this Item 12, the Company issued a total of 29,402,200 shares of Common Stock for consideration valued by the Company in the aggregate amount of $147,011. At February 28, 2003, the shares issued in those transactions represented 91.8% of the issued and outstanding Common Stock.

     Other than as described above in this Item 12, there were no transactions, or series of transactions, for the fiscal years ended September 30, 2002 and 2001, nor are there any currently proposed transactions, or series of the same, to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five-percent shareholder, or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.     Description			   Location

             3            Articles of Incorporation	   Incorporated by
                                                         reference
                                                         to Exhibit 3 to the
                                                         Registrant's
                                                         Registration
                                                         Statement
                                                         (No. 33-10829-D)

             3.1          Bylaws		   Incorporated by
                                                         reference to
                                                         Exhibit No. 3.1
                                                         to the
                                                         Registrant's
                                                         Registration
                                                         Statement
                                                         (No. 33-10829-D)

		 4		  Rights of Stockholders	   Included in
                                                         Exhibits 3 and
                                                         3.1 above

             99.1         Certification pursuant to 18 U.S.C. Section
                          1350.*

*  Filed herewith.


     (b)  Reports on Form 8-K

          The Company filed one Report on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 2002. The only item reported in the Report on Form 8-K was a change in the Company's certifying accountant. The date of the Report on Form 8-K was July 15, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 24, 2003		SIGNAL-HILL CORPORATION



			By:             /s/Eric J. Sundsvold
                              Eric J. Sundsvold, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name           	             Title               	     Date

   /s/Eric J. Sundsvold    	President and a Director		April 24, 2003
	Eric J. Sundsvold		(Principal Executive Officer)


   /s/Timothy S. Gibson    	Secretary, Treasurer, and
    Timothy S. Gibson         a Director                          April 24, 2003
	                       (Principal Financial Officer
                              and Principal Accounting Officer)

                             CERTIFICATIONS
          Pursuant to Rules 13a-14 or 15d-14 under the Exchange Act

I, Eric J. Sundsvold, certify that:
1.	I have reviewed this annual report on Form 10-KSB of
      Signal-Hill Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure
      that material information relating to the registrant,
      including its consolidated subsidiaries, is made known to
      us by others within those entities, particularly during the period in which this annual report is being prepared;
            b) 	evaluated the effectiveness of the registrant's disclosure
                  controls and procedures as of a date within 90 days prior to the filing date of this annual report
                  (the "Evaluation Date"); and
            c) 	presented in this annual report our conclusions about the
                  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. 	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
            a) 	all significant deficiencies in the design or operation of
                  internal controls which could adversely affect the
                  registrant's ability to record, process, summarize and
                  report financial data and have identified for the
                  registrant's auditors any material weaknesses in internal controls; and
            b) 	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. 	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

/s/Eric J. Sundsvold
Eric J. Sundsvold
President (Principal Executive Officer)


I, Timothy S. Gibson, certify that:
1.	I have reviewed this annual report on Form 10-KSB of
      Signal-Hill Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure
      that material information relating to the registrant,
      including its consolidated subsidiaries, is made known to
      us by others within those entities, particularly during the period in which this annual report is being prepared;
            b) 	evaluated the effectiveness of the registrant's disclosure
                  controls and procedures as of a date within 90 days prior to the filing date of this annual report
                  (the "Evaluation Date"); and
            c) 	presented in this annual report our conclusions about the
                  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. 	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
            a) 	all significant deficiencies in the design or operation of
                  internal controls which could adversely affect the
                  registrant's ability to record, process, summarize and
                  report financial data and have identified for the
                  registrant's auditors any material weaknesses in internal controls; and
            b) 	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. 	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

/s/Timothy S. Gibson
Timothy S. Gibson
Secretary and Treasurer
(Principal Financial Officer
and Principal Accounting
Officer)



Item 7:  Financial Statements

Signal-Hill Corporation
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2002

CONTENTS

				                           Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	         F-1

PREVIOUS INDEPENDENT AUDITORS' REPORT	         F-2

CONSOLIDATED BALANCE SHEETS	                     F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	         F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT    F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-9



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
Signal-Hill Corporation
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Signal-Hill Corporation, ("the Company") as of September 30, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and for the year ended September 30, 2002, as it is included in the period from inception (October 1, 1989) to September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signal-Hill Corporation as of September 30, 2002 and the results of its operations, its cash flows, and its changes in Stockholders' Deficit for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $133,524 during the year ended September 30, 2002, and, as of that date, had a working capital deficiency of $26,940 and net worth deficit of $26,940. As described more fully in Note 1, the Company is in a developmental stage and as such, does not currently have any revenue producing activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
December 11, 2002


                                                /s/ Comiskey & Company
                                              Professional Corporation

PREVIOUS INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Signal-Hill Corporation
Denver, Colorado



We have audited the accompanying balance sheet of Signal-Hill Corporation (a development stage company) as of September 30, 2001, and the related statements of operations, shareholders' deficit and cash flows for year ended September 30, 2001, and for the period from October 1, 1989 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Hill Corporation (a development stage company) as of September 30, 2001 and the results of its operations and its cash flows for the year ended September 30, 2001, and for the period from October 1, 1989 (inception) to September 30, 2001, in conformity with generally accepted accounting principals in the United States of America.

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

/s/Levine, Hughes, & Mithuen, Inc.

Englewood, Colorado
November 8, 2001

Signal-Hill Corporation
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS


ASSETS			                   September 30,
				                2002		2001
CURRENT ASSETS
   Cash and cash equivalents         $  1,528 	      $ 490

	Total current assets              1,528 		  490

	   TOTAL ASSETS		       $  1,528 		  490

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable			 $ 20,468 	    $ 9,486
	Loans from stockholders		    8,000 	     39,581

	   Total current liabilities	   28,468 	     49,067

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value;
10,000,000 shares authorized; none
issued and outstanding		             - 		  -
Common stock, $0.00001 par value;
500,000,000 shares authorized;
32,032,083 shares issued and
outstanding		                        320 		   10
Additional paid-in capital 	        926,761 	    771,910
Deficit accumulated during the
development	stage		             (954,021)	   (820,497)

				              (26,940)	    (48,577)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT		       $  1,528 	        490



The accompanying notes are an integral part of the financial statements.

Signal-Hill Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS


			Inception
			(October 1, 1989) 	   For the year 	       For the year
			to                             ended 	         ended
			September 30, 2002     September 30, 2002	   September 30, 2001

REVENUE
   Revenues		     $     - 	           $      - 	        $      -

      Total revenue	     - 	                  - 	               -

EXPENSES
   Costs and Expenses  182,101 	            133,524 	          15,620

      Total expenses   182,101 	            133,524 	          15,620

NET LOSS		   $(182,101)	          $(133,524)	       $ (15,620)

BASIC NET LOSS
PER SHARE            $    (NIL) 	          $    (NIL) 	       $    (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING		   1,627,457 	          9,161,777 	         999,883



The accompanying notes are an integral part of the financial statements.

Signal-Hill Corporation
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT


 						                  Deficit 	         Total
			     Common stock 	Additional 	accumulated 	   stockholders'
			   Number of 		paid-in 	during the 	         equity
			    shares 	  Amount    capital 	development stage   (deficit)
Balance,
September 30, 1997    999,883  $    10 	$771,910 	   $ (786,287)	  $(14,367)

Net loss,
September 30, 1998         - 	      - 	      - 	       (2,750)	    (2,750)

Balance,
September 30, 1998    999,883       10 	 771,910 	     (789,037)	   (17,117)

Net loss,
September 30, 1999         - 	      - 	      - 	       (6,000)	    (6,000)

Balance,
September 30, 1999    999,883 	10 	 771,910 	     (795,037)	   (23,117)

Net loss,
September 30, 2000         - 	      - 	      - 	       (9,840)	    (9,840)

Balance,
September 30, 2000    999,883  $    10    $771,910 	   $ (804,877)	  $(32,957)

Net loss,
September 30, 2001         - 	      - 	      - 	      (15,620)	   (15,620)

Balance,
September 30, 2001    999,883 	10 	 771,910 	     (820,497)	   (48,577)

Shares issued for
compensation,
April 26, 2002     16,550,000      165 	  82,585 	            - 	    82,750
(price per share $.005)

Shares issued upon
debt conversion,
April 26, 2002	 14,482,200      145 	  72,266 	            - 	    72,411
(price per share $.005)

Net loss,
September 30, 2002         - 	      - 	      - 	     (133,524)	  (133,524)

Balance,
September 30, 2002 32,032,083  $   320 	$926,761 	   $  954,021)	 $ (26,940)



The accompanying notes are an integral part of the financial statements.

Signal-Hill Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS


					Inception
				     (October 1, 1989) 	    For the year 	      For the year
					to  	                ended 	            ended
					September 30, 2002    September 30, 2002	September 30, 2001
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss 			      $ (182,101)	          $ (133,524)	      $ (15,620)
   Adjustments to reconcile
   net loss to net cash
   flows from operating
   activities:
     Shares issued for
     compensation  	          82,750 	              82,750 	             -
     Expenses paid by
     stockholders 	          18,530 	              18,530 	             -
     Accounts payable and
     loans from Stockholders 	    49,067 	                  - 	         16,110

       Net cash flows from
       operating activities 	   (31,754)	             (32,244)	            490

CASH FLOWS FROM INVESTING ACTIVITIES  - 	                  - 	             -

CASH FLOWS FROM FINANCING ACTIVITIES

     Accounts payable and
     loans from Stockholders      33,282 	              33,282 	             -

       Net cash flows from
       financing activities       33,282 	              33,282 	             -


NET INCREASE IN CASH
AND CASH EQUIVALENTS 	           1,528 	               1,038 	           490

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD 		         - 	                 490 	             -

CASH AND CASH EQUIVALENTS,
   END OF PERIOD 			 $   1,528 	            $  1,528 	       $   490



The accompanying notes are an integral part of the financial statements.

Signal-Hill Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002


1.	Summary of Significant Accounting Policies
Description
Signal-Hill Corporation (the "Company") was incorporated under the laws of the State of Colorado under the name Trillion Capital, Inc., on September 30, 1986, for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through the date of completion of its initial public offering of securities, the Company's activities were directed toward the acquisition of operating capital.

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

In 1988, a fire destroyed substantially all of the Company's warehousing, assembly, testing, and fabrication operations. In September of 1989, the Company directed RMFPC to sell its assets and to discontinue operations. In addition, as a result of actions of foreclosure by the Company's principal secured creditor, the Company lost possession of the plant, equipment, and materials necessary to continue in manufacturing. The Company's license to manufacture and distribute a certain patented system was canceled as well. By the end of 1989, the Company had ceased all operations and, subsequent to that time, has not been actively engaged in business. On October 1, 1989, the Company reverted to a development stage. Through September 30, 2002 the Company has incurred $182,101 of accumulated losses while in the development stage.

Accounting Method
The Company records income and expenses on the accrual method.

   Fiscal Year
The fiscal year of the corporation is September 30.

   Loss per share
   Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.



The accompanying notes are an integral part of the financial statements.

Signal-Hill Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002


   Cash Flows
For purposes of the statements of cash flows, the Company considers cash on hand and in banks, and all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

   Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

   Consideration of Comprehensive Income Items
For the year ended September 30, 2002 and 2001, the Company's financial statements do not contain any changes that are required to be reported separately in comprehensive income.

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

2.	Principles of Consolidation
The accompanying financial statements include all of the accounts and activity of Signal-Hill Corporation, and its wholly owned subsidiaries, Aegis Development Corporation (Inception - November 15, 2001), Clear Vision Ventures Inc. (Inception - December 5, 2001), Beacon Search (Inception - December
5, 2001), and Signal-Hill Development Corporation (Inception - November
15, 2001). All intercompany transactions have been eliminated in consolidation.

3.	Income Taxes
At September 30, 2002, the Company has a net operating loss carryforward of approximately $954,000. The losses are available to be carried forward for a period of up to twenty years and will expire at various dates through 2022.

4.	Stockholders' Equity
   As of September 30, 2002, 32,032,083 shares of the Company's $0.00001 par value common stock were issued and outstanding. Of these, 16,550,000 shares had been issued for compensation and 14,482,200 shares had been issued as a debt conversion. On March 1, 2002 a one for 112.548212 reverse stock split occurred resulting in approximately 111,548,329 decrease in shares.



The accompanying notes are an integral part of the financial statements.

Signal-Hill Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002


All share and per share amounts in these financial statements have been retroactively restated to reflect the reverse stock split.




5.	Related Party Transactions
The Company's shareholders have paid for all legal and accounting costs incurred by the Company. At September 30, 2002 and 2001, the Company owes the shareholders $8,000 and $39,581, respectively. These loans are non-interest bearing and are due on demand.

On June 26, 2002, debt of $72,411 was converted to 14,482,200 shares of common stock at $0.005 per share.



The accompanying notes are an integral part of the financial statements.

