Form 10KSB
period 2003-09-30
SIGNAL HILL CORP /CO/
filed 2004-05-06
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended: September 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                       Commission file number: 33-10829-D

                             SIGNAL-HILL CORPORATION
                             -----------------------
                 (Name of small business issuer in its charter)

            Colorado                                             84-1047490
---------------------------------                            -------------------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

        1017 South Gaylord Street, Denver, Colorado             80209
        -------------------------------------------           ----------
         (Address of principal executive offices)             (Zip Code)

                                 (303) 698-1918
                                 --------------
                           (Issuer's telephone number)


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
                                                              Yes       No  X
                                                                 -----    -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year were $ 0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold on April 27, 2004, was approximately $103,500.

As of April 30, 2004, 45,672,083 shares of common stock, par value $0.00001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement 33-10829-D, as amended, is incorporated into Part I of this Report.

Transitional Small Business Disclosure Format:     Yes       No  X
                                                      -----    -----

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General
-------

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

Plan of Operations
------------------

     In March of 2002, the Company acquired four recently formed Nevada corporations. In the acquisition transactions, each Nevada Corporation issued 112,548,212 shares of its authorized but previously unissued common stock to the Company in exchange for payment by the Company of $300 in cash. As a result, each Nevada Corporation became a wholly owned subsidiary of the Company.

     None of the subsidiary corporations has commenced any business operations. Each has only the minimal capitalization represented by the Company's payment of the purchase price for the shares. Robert N. Snare, who is President and a director of the Company, is also the sole officer and director of each subsidiary.

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

     There can be no assurance that Mr. Snare will continue to serve in a management capacity in any of the Nevada corporations. Management is unable, moreover, to predict the timetable under which any of the anticipated transactions involving the Nevada corporations might occur, if at all.

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

Competition
-----------

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

Employees
---------

     The Company has no full time employees. Its officers devote as much time as they deem necessary to conduct the Company's business. See "Risk Factors -- Dependence upon Management and "Risk Factors -- Conflicts of Interest."

Risk Factors
------------

     An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

(begin boldface)
     Most of the risk factors discussed below focus upon the aspect of the Company's business plan that involves the Company's intention to pursue a business combination for itself following completion of the spin-off distributions of the shares of the Company's four wholly owned Nevada shell subsidiaries. Many of the risk factors, however, are applicable also to the prospects of the Nevada subsidiaries themselves. Additional risks pertaining specifically to the Nevada subsidiaries are discussed under "Plan of Operations," above.
(end boldface)

     1.  No Currently Relevant Operating History.   The Company has no currently
         ---------------------------------------
relevant operating history, revenues from operations, or assets other than cash from shareholder loans or private sales of stock. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

     2. No Assurance of Success or Profitability. There is no assurance that the
        ----------------------------------------
Company will acquire a favorable business opportunity.  In addition, even if the

Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Common Stock will be increased thereby.

     3. Possible Business - Not Identified and Highly Risky. The Company has not
        ---------------------------------------------------
identified and has no commitments to enter into or acquire a specific business opportunity. As a result, the Company is able to disclose the risks and hazards of a business or opportunity that it might enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it might enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its shareholders if the business or opportunity is unsuccessful.

     4.  Type of Business Acquired.  The type of business to be acquired  may be
         -------------------------
one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

     5.  Impracticability  of Exhaustive  Investigation.  The Company's  limited
         ----------------------------------------------
funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto.
Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation.

     6.  Lack of Diversification.  Because of the limited financial resources of
         -----------------------
the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

     7.  Possible  Reliance upon  Unaudited  Financial  Statements.  The Company
         ---------------------------------------------------------
generally will require audited financial statements from companies that the Company proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. The Company is subject, moreover, to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including certified financial statements for any business that the Company shall acquire. Consequently, acquisition prospects that do not have or are unable to obtain the required certified statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     8.  Investment  Company  Regulation.  The Company does not intend to become
         -------------------------------
classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). The Company believes that it will not become subject to regulation under the Investment Act because (i) the Company will not be engaged in the business of investing or trading in securities, (ii) any merger or acquisition undertaken by the Company will result in the Company's obtaining a majority interest in any such merger or acquisition candidate, and (iii) the Company intends to discontinue any investment in a prospective merger or acquisition candidate in which a majority interest cannot be obtained. Should the Company be required to register as an investment company, it shall incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission (the "Commission") as to the status of the Company under the Investment Act. Any violation of the Investment Act will subject the Company to materially adverse consequences. Should the Commission find that the Company is subject to the Investment Act, and order the Company to register under such Act, the Company would vigorously resist such finding and order. Irrespective of whether the Commission or the Company were to prevail in such dispute, however, the Company would be damaged by the costs and delays involved. Because the Company will not register under the Investment Act, investors in the Company will not have the benefit of the various protective provisions imposed on investment companies by such Act, including requirements for independent directors.

     9.  Other  Regulation.  An  acquisition  made  by the  Company  may be of a
         -----------------
business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

     10. Dependence upon Management.  The Company will be heavily dependent upon
         --------------------------
the skills, talents, and abilities of its management to implement its business plan. The Company's executive officers and directors may devote as little as two hours per month to the affairs of the Company, which for a company such as this that is heavily dependent upon management, may be inadequate for Company business, and may delay the acquisition of any opportunity considered. Furthermore, management has no significant experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding the Company's operations. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's management.

     11. Lack of Continuity in Management.  The Company does not have employment
         --------------------------------
agreements with its management, and there is no assurance that the persons named herein will manage the Company in the future. In connection with acquisition of a business opportunity, the current management of the Company probably will resign and appoint successors. This may occur without the vote or consent of the shareholders of the Company.

     12. Conflicts of Interest.  Certain conflicts of interest exist between the
         ---------------------
Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

     13.  Indemnification  of Officers and Directors.  The Company's Articles of
          ------------------------------------------
Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

     14.  Director's Liability Limited.  The Company's Articles of Incorporation
          ----------------------------
exclude personal liability of its directors to the Company and its shareholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

     15. Dependence upon Outside Advisors. To supplement the business experience
         --------------------------------
of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

     16.  Working-Capital Deficit; Insolvency; Accumulated Deficit. At September
          --------------------------------------------------------
30, 2003, the Company had cash in the minimal amount of only $663, and had no other current assets. At that date, the Company had current liabilities of $38,541. As a result, the Company had a working-capital deficit of $37,878 and, therefore, was insolvent. At that date, moreover, the Company had an accumulated deficit of $964,959. See "Need for Additional Financing," below.

     17. Need for Additional Financing. The Company's funds will not be adequate
         -----------------------------
to take advantage of any available business opportunities. Even if the Company were to obtain funds sufficient to acquire an interest in a business opportunity, it might lack enough capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. There is no assurance, however, that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be severely limited or even suspended.

     18. Leveraged Transactions.  There is a possibility that any acquisition of
         ----------------------
a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate revenues sufficient to cover the related debt and expenses.

     19.   Competition.   The  search  for   potentially   profitable   business
           -----------
opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

     20.  Impact  of  Sarbanes-Oxley  Act of 2002  and  Related  Regulations.  A
          ------------------------------------------------------------------
predominant aspect of the Company's business plan is to promote a business combination between the Company and a private, operating business enterprise. The Company's ability to promote such a business combination hinges upon the perceived benefit of the actual or potential public-company status of the Company.

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

     21.  No Foreseeable  Dividends.  The Company has not paid  dividends on its
          -------------------------
Common Stock and does not anticipate paying such dividends in the foreseeable future.

     22. Loss of Control by Present Management and Shareholders. The Company may
         ------------------------------------------------------
consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's shareholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's shareholders, although management has no plans to do so.

     23.  Dilutive Effects of Issuing  Additional  Common Stock. The majority of
          -----------------------------------------------------
the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

     24.  No Public Market Exists.  There  currently is no public market for the
          -----------------------
securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. Consequently, should the investor suffer a change in circumstances arising from an event not contemplated at the time of his investment, and should the investor therefore wish to transfer the Common Stock owned by him, he may find he has only a limited or no ability to transfer or market the Common Stock. Accordingly, purchasers of the Common Stock need to be prepared to bear the economic risk of their investment for an indefinite period of time. Prospective investors should be fully aware of the long-term nature of their investment in the Company.

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

     25.  No Market Maker - Possible Dominance of Market by Single Market Maker.
          ---------------------------------------------------------------------
Even if the Company's securities become eligible to be traded by securities brokers and dealers that are members of the National Association of Securities Dealers, Inc. ("NASD"), on the Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., the Company has no agreement with any NASD member to act as a market maker for the Company's securities. If the Company should be unsuccessful in obtaining one or more market makers for the Company's securities, the trading level and price of the Company's securities will be materially and adversely affected. If the Company should be successful in obtaining only one market maker for the Company's securities, the market maker would in effect dominate and control the market for such securities. Although management intends to contact several broker-dealers concerning their possible participation as a market maker in the Company's securities, there is no assurance that management will be successful in obtaining any market makers for the Company's securities.

     26.  Broker-Dealer Sales of Company's Registered Securities.  The Company's
          ------------------------------------------------------
registered securities are covered by a Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefor.

     27.  Preferred  Shares  Authorized.  The Articles of  Incorporation  of the
          -----------------------------
Company authorize issuance of a maximum of 10,000,000 Preferred Shares, par value $0.00001 per share. No Preferred Shares have been issued or are outstanding on the date of this Report and there is no plan to issue any in the foreseeable future. Should a series of Preferred Shares be issued, however, the terms of such series could operate to the significant disadvantage of the holders of outstanding Common Shares. Such terms could include, among others, preferences as to dividends, possible voting rights, and distributions on liquidation.

     28.  Possible  Rule 144 Sales.  The majority of the  outstanding  shares of
          ------------------------
Common Stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

     A total of 31,032,200 shares of Common Stock (67.9% of the total number of issued and outstanding shares of Common Stock) held by shareholders of the Company are currently available for sale under Rule 144, all of which shares will be subject to applicable volume restrictions under the Rule. A total of an additional 13,640,000 shares of Common Stock (29.9% of the total number of issued and outstanding shares of Common Stock) held by present shareholders of the Company will become available for sale under Rule 144 between January 31 and April 30, 2005, all of which shares will be subject to applicable volume restrictions under the Rule.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

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

     In some cases, one can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other, similar terminology.

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


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company is provided office space in the offices of its Secretary and Treasurer, for which it pays no rent.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     (a)  Market Information
     -----------------------

     To the best of management's knowledge, no public market for any securities of the Company has existed since 1989, and no firm has undertaken to make a market in the Company's securities.

     The Company's securities are classified as "designated securities." Significant restrictions are imposed upon broker-dealers desiring to make a market in designated securities. As a result, it is likely to be difficult for management to interest market makers in the Company's securities. This difficulty is likely to continue until such time, if ever, as the Company's securities are able to meet the criteria that would permit the securities to be excluded from the definition of designated securities.

     (b)  Holders
     ------------

     As of April 30, 2004, the Company had 197 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c)  Dividends
     --------------

     The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the foreseeable future.

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans
     -----------------------------------------------------------------------

     The Company has no compensation plan under which equity securities of the Company are authorized for issuance. For information as to the Company's issuance of securities as compensation outside the scope of any plan, see "Part III -- Item 12. Certain Relationships and Related Transactions."

     (e)  Recent  Sales  of  Unregistered  Securities;   Use  of  Proceeds  from
     ---------------------------------------------------------------------------
          Registered Securities
          ---------------------

     On June 26, 2002, the Company issued 30,000 shares of Common Stock to a service provider in compensation for her past services to the Company. Those services were valued by the Company's board of directors at $150. In another transaction consummated on that date, the Company issued 1,600,000 shares of Common Stock to a creditor of the Company. The shares were issued in consideration of the cancellation of all or a portion of the debt of the Company to the person to whom the shares were issued. The amount of the Company's debt canceled in the transaction was $8000.

     On February 1, 2004, the Company issued 200,000 shares of Common Stock to a service provider in compensation for her services to the Company. Those services were valued by the Company's board of directors at $1000.

     On March 22, 2004,  the Company sold a total of 1,500,000  shares of Common

Stock to three individual investors, for a total purchase price of $15,000 in cash. On April 27, 2004, the Company sold an additional 500,000 shares of Common Stock to one individual investor, for a purchase price of $5,000 in cash. The sales were conducted on behalf of the Company by Robert N. Snare, its President. In connection with the sales, the Company did not pay any underwriting discounts or commissions.

     For information as to additional recent sales of unregistered Common Stock, see "Part III -- Item 12. Certain Relationships and Related Transactions."

     None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration contained in Sections 4(2) and 3(b) of the Securities Act, and in Regulation D promulgated under the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

     See "Part I -- Item 1. Description of Business -- Plan of Operations."


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         See pages F-1 through F-8.


ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     The information required by this Item 8 was previously reported by the Company in a Report on Form 8-K. See "Item 13. Exhibits and Reports on Form 8-K."


ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

     The two persons who perform the respective functions of the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

     The directors and executive officers of the Company, and their respective ages, positions held in the Company, and duration as such, are as follows:

     Name                   Age             Positions Held and Tenure
----------------------      ---       ---------------------------------------

Robert N. Snare             59        President and a Director since February 1,
                                      2004

Timothy S. Gibson           47        Secretary and Treasurer since November of
                                      1994, and a Director since May of 1999

Business Experience
-------------------

     The following is a brief account of the education and business experience during at least the past five years of each director, executive officer, and key employee, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Biographical Information
------------------------

     Mr.  Snare  has been a  self-employed,  independent  investment  broker  in
     ----------
Englewood, Colorado, for more than the past five years.

     Mr. Gibson has been a practicing attorney for over 20 years, the last 16 as
     ----------
a sole practitioner. He is currently admitted to practice in the state of Colorado, including the federal courts of that state. His practice emphasizes corporate law and personal injury.

     Mr. Gibson is the majority shareholder in four restaurants in the Denver metro area, actively overseeing the business operations of these establishments. He currently sits on the board of six corporations or limited liability companies and is the former owner of a collection agency.

Audit Committee Financial Expert
--------------------------------

     The Company has not appointed an audit committee. Accordingly, the Company does not have an audit committee financial expert. The Company has determined to defer creation of an audit committee and engagement of an audit committee financial expert until such time as the Company shall have commenced business operations.

Code of Ethics
--------------

     The Company has not adopted a code of ethics. The Company has determined to defer consideration of a code of ethics until such time as the Company shall have commenced business operations.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     (a)  Cash Compensation
     ----------------------

     During the fiscal year ended September 30, 2003, no executive officer of the Company received cash compensation other than reimbursement of expenses incurred on behalf of the Company.

     (b)  Compensation Pursuant to Plans
     -----------------------------------

     None.

     (c)  Other Compensation
     -----------------------

     See "Item 12. Certain Relationships and Related Transactions."

     (d)  Compensation of Directors
     ------------------------------

     See "Item 12. Certain Relationships and Related Transactions."

     (e)  Termination of Employment and Change of Control Arrangements
     -----------------------------------------------------------------

     None.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     As of April 30, 2004, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $0.00001 per share, its only class of outstanding securities. The table also sets forth the total number of shares of these securities owned by the directors and officers of the Company.

     Name and Address of           Number of Shares     Percentage
     Beneficial Owner              Owned Beneficially   of Class
     -------------------------------------------------------------

     Eric J. Sundsvold
     5121 S. Ironton Way
     Englewood, CO  80111              26,915,350 (1)     58.9%

     Robert N. Snare
     5856 S. Ironton Court
     Englewood, CO  80111               7,300,000         16.0%

     Robert Neece
     303 East Seventeenth Avenue
     Suite 800
     Denver, CO  80203                  2,600,000          5.7%

     All officers and directors
     as a group (2  persons)            8,410,000         18.4%
     -----------------------

     (1) The figure shown includes 2,664 shares held in the name of Mr. Sundsvold as custodian for Mr. Sundsvold's son pursuant to a gift under the Uniform Gifts to Minors Act. Mr. Sundsvold disclaims beneficial ownership of all of such shares.

Changes in Control
------------------

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     In a group of transactions consummated on June 26, 2002, the Company issued a total of 16,520,000 shares of Common Stock to present or past officers and directors in compensation for their past services to the Company. Those services were valued by the Company's board of directors at an aggregate of $82,600. Detailed information as to those transactions is set forth in Table A, below.
                                                              -------

                                     Table A
                                     -------

==============================================================================================================
     Name of          Title(s) Held           Duration of           Rate of      Total Value      Number of
     Service                                    Service           Compensation     of Past         Shares
     Provider                                                                      Services        Issued
------------------  -----------------  -------------------------  -------------  ------------  ---------------
Eric J. Sundsvold   President and a    May 16, 1999,                $2,000/mo.     $74,000       14,800,000
                    Director           through May 31, 2002
                                       (36+ months)

Robert Pike         President          Nov. 5, 1994, to May         $50/mo.        $ 2,700          540,000
                                       14, 1999 (53+ months)

                    Director           Nov. 2, 1994, to May
                                       14, 1999 (53+ months)

David Jackson       Director           Nov. 4, 1994, to May         $25/mo.        $ 1,350          270,000
                                       14, 1999 (53+ months)

Timothy S. Gibson   Secretary and      Nov. 5, 1994, through        $50/mo.        $ 4,550          910,000
                    Treasurer          May 31, 2002 (90+ months)

                    Director           Nov. 2, 1994, through
                                       May 31, 2002 (90+ months)
--------------------------------------------------------------------------------------------------------------
                                       TOTALS                                      $82,600       16,520,000
==============================================================================================================

     In another group of transactions consummated on June 26, 2002, the Company issued a total of 12,882,200 shares of Common Stock to a former officer and director and to two individuals who, by virtue of the transactions, acquired a five-percent or greater beneficial ownership interest in the Company. The shares were issued in consideration of the cancellation of all or a portion of the respective debts of the Company to the persons to whom the shares were issued. The aggregate amount of the Company's debt canceled in these transactions was $64,411. Detailed information as to those transactions is set forth in Table B,
                                                                        -------
below.

                                     Table B
                                     -------

============================================================================================
   Name of Debt-                       Amount of Debt Canceled                  Number of
     Canceling                                                                Shares Issued
     Creditor
-------------------   -----------------------------------------------------  ---------------
Eric J. Sundsvold     $40,411   (conversion of working-capital loans to
                                the corporation, or payments directly to
                                vendors on behalf of the corporation)           8,082,200

Robert Neece          $13,000   (forgiveness of a portion of the
(Legal Counsel)                 outstanding balance of legal fees and
                                expenses owed by the corporation)               2,600,000

Darrell Benjamin      $11,000   (conversion of a portion of working-
                                capital loans to the corporation)               2,200,000
--------------------------------------------------------------------------------------------
      TOTALS          $64,411                                                  12,882,200
============================================================================================

     In a group of transactions consummated on February 1, 2004, the Company issued a total of 8,200,000 shares of Common Stock to present or past officers and directors in compensation for their past services to the Company. Those services were valued by the Company's board of directors at an aggregate of $41,000. Detailed information as to those transactions is set forth in Table C,
                                                                        -------
below.

                                     Table C
                                     -------

===========================================================================================
  Name of     Title(s) Held      Duration of       Rate of         Total        Number of
  Service                          Service       Compensation    Value of     Shares to be
  Provider                                                         Past          Issued
                                                                 Services
------------  --------------  -----------------  ------------  -------------  -------------
Eric          President and   June 1, 2002,        $2,000/mo.     $40,000       8,000,000
Sundsvold     a Director      through January
                              31, 2004 (20
                              months)

Timothy       Secretary,      June 1, 2002,        $50/mo.        $ 1,000         200,000
Gibson        Treasurer,      through January
              and a           31, 2004 (20
              Director         months)
-------------------------------------------------------------------------------------------
                            TOTALS                                $41,000       8,200,000
===========================================================================================

     In a transaction consummated on February 23, 2004, the Company issued a total of 3,240,000 shares of Common Stock to Eric J. Sundsvold, a former officer and director. The shares were issued in consideration of the cancellation by Mr. Sundsvold of $16,200 of the Company's debt to him. The debt arose from Mr. Sundsvold's having made working-capital loans to the corporation, or payments directly to vendors on behalf of the corporation.

     In the transactions described above in this Item 12, the Company issued a total of 40,842,200 shares of Common Stock for consideration valued by the Company in the aggregate amount of $204,211. At April 30, 2004, the shares issued in those transactions represented 89.4% of the issued and outstanding Common Stock.

     Other than as described above in this Item 12, there were no transactions, or series of transactions, for the fiscal years ended September 30, 2003 and 2002, nor are there any currently proposed transactions, or series of the same, to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five-percent shareholder, or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  Exhibits
     -------------

          Exhibit No.  Description                Location
          -----------  -----------                --------

             3         Articles of Incorporation  Incorporated by reference to
                                                  Exhibit 3 to the Registrant's
                                                  Registration Statement (No.
                                                  33-10829-D)

             3.1       Bylaws                     Incorporated by reference to
                                                  Exhibit No. 3.1 to the
                                                  Registrant's Registration
                                                  Statement (No. 33-10829-D)

             4         Rights of Stockholders     Included in Exhibits 3 and 3.1
                                                  above

             21        Subsidiaries

             31.1      Certification of Mr.
                       Snare Pursuant to Rules
                       13a-14 or 15d-14

             31.2      Certification of Mr.
                       Gibson Pursuant to Rules
                       13a-14 or 15d-14

             32.1      Certification of Mr.
                       Snare Pursuant to
                       Section 1350

             32.2      Certification of Mr.
                       Gibson Pursuant to
                       Section 1350

     (b)  Reports on Form 8-K
     ------------------------

          The Company filed one Report on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 2002. The only item reported in the Report on Form 8-K was a change in the Company's certifying accountant. The date of the Report on Form 8-K was July 15, 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

Audit Fees
----------

     The aggregate fees billed by Comiskey & Co. for audit of the Company's annual financial statements were $4,701 for the fiscal year ended September 30, 2002, and $3,000 for the fiscal year ended September 30, 2003. The aggregate fees billed by Comiskey & Co. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $1,635 for quarters ended within the year ended September 30, 2002, and $736 for quarters ended within the year ended September 30, 2003.

Audit-related Fees
------------------

     Comiskey & Co. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ended September 30, 2002 or 2003.

Tax Fees
--------

     The aggregate fees billed by Comiskey & Co. for tax compliance, advice, and planning were $80 for the fiscal year ended September 30, 2002, and $0 for the fiscal year ended September 30, 2003.

All Other Fees
--------------

     During the fiscal year ended September 30, 2002, Comiskey & Co. billed the Company $208 related to the Company's Report on Form 8-K reporting a change in auditors and $744 for EDGAR filing services.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 4, 2004                      SIGNAL-HILL CORPORATION




                                        By: /s/ Robert N. Snare
                                           ------------------------------------
                                           Robert N. Snare, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                              Title                      Date
---------------------------   ------------------------------------      ----


/s/ Robert N. Snare           President and a Director              May 4, 2004
---------------------------   (Principal Executive Officer)
    Robert N. Snare


/s/ Timothy S. Gibson         Secretary, Treasurer, and a Director  May 4, 2004
---------------------------   (Principal Financial Officer and
    Timothy S. Gibson         Principal Accounting Officer)

                             Signal-Hill Corporation
                          (A Development Stage Company)

                        Consolidated Financial Statements

                               September 30, 2003

                                    CONTENTS
                                    --------




                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-1

CONSOLIDATED BALANCE SHEETS                                             F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                        F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-6 to F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


The Board of Directors
Signal-Hill Corporation
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Signal-Hill Corporation, ("the Company") as of September 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and for the year ended September 30, 2003, as it is included in the period from inception (October 1, 1989) to September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signal-Hill Corporation as of September 30, 2003 and the results of its operations, its cash flows, and its changes in stockholders' deficit for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $14,345 during the year ended September 30, 2003, and, as of that date, had a working capital deficiency of $37,878 and net worth deficit of $37,878. As described more fully in Note 1, the Company is in a developmental stage and as such, does not currently have any revenue producing activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
April 19, 2004


                                                        Professional Corporation

                             Signal-Hill Corporation
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS




                                                                            September 30,
                                                                 ------------------------------------
                                                                       2003                2002
                                                                 ----------------    ----------------

     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $           663     $         1,528

        Total current assets                                                 663               1,528
                                                                 ----------------    ----------------

        TOTAL ASSETS                                             $           663               1,528
                                                                 ================    ================


     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                            $        20,041     $        21,061
     Loans from stockholders                                              18,500               8,000
                                                                 ----------------    ----------------

        Total current liabilities                                         38,541              29,061
                                                                 ----------------    ----------------

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.00001 par value; 10,000,000
        shares authorized; none issued and outstanding                         -                   -
     Common stock, $0.00001 par value; 500,000,000 shares
        authorized; 32,032,083 shares issued and outstanding                 320                 320
     Additional paid-in capital                                          926,761             926,761
     Deficit accumulated during the development
        stage                                                           (964,959)           (950,614)
                                                                 ----------------    ----------------

                                                                         (37,878)            (23,533)
                                                                 ----------------    ----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $           663               5,528
                                                                 ================    ================












    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                   Inception
                                (October 1, 1989)       For the year          For the year
                                       to                  ended                 ended
                               September 30, 2003    September 30, 2003    September 30, 2002
                               ------------------    ------------------    ------------------

REVENUE
       Revenues                $               -     $               -     $               -
                               ------------------    ------------------    ------------------

       Total revenue                           -                     -                     -

EXPENSES
    Costs and expenses                   196,446                14,345               130,117
                               ------------------    ------------------    ------------------

       Total expenses                    196,446                14,345               130,117
                               ------------------    ------------------    ------------------

NET LOSS                       $        (196,446)    $         (14,345)    $        (130,117)
                               ==================    ==================    ==================

 BASIC NET LOSS PER SHARE      $            (NIL)                 (NIL)                 (NIL)
                               ==================    ==================    ==================

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING              3,798,365            32,032,083             9,161,777
                               ==================    ==================    ==================
























    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT




                                                                                    Deficit
                                             Common stock                         accumulated       Total
                                      --------------------------    Additional     during the   stockholders'
                                       Number of                     paid-in      development       equity
                                         shares        Amount        capital         stage        (deficit)
                                      -----------   ------------   ------------   ------------   ------------

Balance, September 30, 1997               999,883   $        10    $   771,910    $  (786,287)   $   (14,367)

Net loss, September 30, 1998                    -             -              -         (2,750)        (2,750)
                                      -----------   ------------   ------------   ------------   ------------

Balance, September 30, 1998               999,883            10        771,910       (789,037)       (17,117)

Net loss, September 30, 1999                    -             -              -         (6,000)        (6,000)
                                      -----------   ------------   ------------   ------------   ------------

Balance, September 30, 1999               999,883            10        771,910       (795,037)       (23,117)

Net loss, September 30, 2000                    -             -              -         (9,840)        (9,840)
                                      -----------   ------------   ------------   ------------   ------------

Balance, September 30, 2000               999,883            10        771,910       (804,877)       (32,957)

Net loss, September 30, 2001                    -             -              -        (15,620)       (15,620)
                                      -----------   ------------   ------------   ------------   ------------

Balance, September 30, 2001               999,883            10        771,910       (820,497)       (48,577)

Shares issued for compensation,
    April 26, 2002                     16,550,000           165         82,585              -         82,750
    (price per share $.005)

Shares issued upon
    debt conversion, April 26, 2002    14,482,200           145         72,266              -         72,411
    (price per share $.005)

Net loss, September 30, 2002                    -             -              -       (130,117)      (130,117)
                                      -----------   ------------   ------------   ------------   ------------

Balance, September 30, 2002            32,032,083           320        926,761       (950,614)       (23,533)

Net loss, September 30, 2003                    -             -              -        (14,345)       (14,345)
                                      -----------   ------------   ------------   ------------   ------------

Balance, September 30, 2003            32,032,083   $       320    $   926,761    $  (964,959)   $   (37,878)
                                      ===========   ============   ============   ============   ============

















    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                               Inception
                                                            (October 1, 1989)       For the year          For the year
                                                                   to                  ended                 ended
                                                           September 30, 2003    September 30, 2003    September 30, 2002
                                                           ------------------    ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                             $        (196,446)    $         (14,345)    $        (130,117)
      Adjustments to reconcile
         net loss to net cash flows from
         operating activities:
           Shares issued for compensation                             82,750                     -                82,750
           Expenses paid by stockholders                              18,530                     -                14,530
           Accounts payable and loans from
              stockholders                                            48,047                (1,020)                  593
                                                           ------------------    ------------------    ------------------

              Net cash flows from operating activities               (47,119)              (15,365)              (32,244)

CASH FLOWS FROM INVESTING ACTIVITIES                                       -                     -                     -

CASH FLOWS FROM FINANCING ACTIVITIES
      Accounts payable and loans from
         stockholders                                                 47,782                14,500                33,282
                                                           ------------------    ------------------    ------------------

              Net cash flows from financing activities                47,782                14,500                33,282
                                                           ------------------    ------------------    ------------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                               663                  (865)                1,038

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                                  -                 1,528                   490
                                                           ------------------    ------------------    ------------------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                        $             663     $             663     $           1,528
                                                           ==================    ==================    ==================
















    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003



1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Description
     -----------
     Signal-Hill Corporation (the "Company") was incorporated under the laws of the State of Colorado under the name Trillion Capital, Inc., on September 30, 1986, for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through the date of completion of its initial public offering of securities, the Company's activities were directed toward the acquisition of operating capital.

     The Company completed its initial public offering in September 1987, receiving net proceeds of $348,869 from the sale of 14,937,365 units of the Company's securities, such units consisting of common stock and common stock purchase warrants. After completion of the offering, the Company began the process of identification and evaluation of prospective acquisition candidates.

     In 1987, following completion of the offering, Trillion entered into an Asset Purchase Agreement with Hoseco, Inc., a privately-held Colorado corporation ("Hoseco"), under which Trillion acquired all of the assets and known and undisputed liabilities of Hoseco in exchange for 59,749,540 shares of Trillion's common stock. Subsequent to this asset acquisition, Trillion's corporate name was changed to Signal-Hill Corporation.

     Hoseco  was  incorporated  in  1981.  It  manufactured  fittings  and  hose assemblies for high-pressure hydraulic, pneumatic, and refueling applications, and distributed such products through its wholly-owned subsidiary, Rocky Mountain Fluid Power Company, a Colorado corporation ("RMFPC").

     In 1988, a fire destroyed substantially all of the Company's warehousing, assembly, testing, and fabrication operations. In September 1989, the Company directed RMFPC to sell its assets and to discontinue operations. In addition, as a result of actions of foreclosure by the Company's principal secured creditor, the Company lost possession of the plant, equipment, and materials necessary to continue in manufacturing. The Company's license to manufacture and distribute a certain patented system was canceled as well. By the end of 1989, the Company had ceased all operations and, subsequent to that time, has not been actively engaged in business. On October 1, 1989, the Company reverted to a development stage. Through September 30, 2003 the Company has incurred $195,336 of accumulated losses while in the development stage.

     Accounting Method
     -----------------
     The Company records income and expenses on the accrual method.

     Fiscal Year
     -----------
     The fiscal year of the corporation is September 30.

     Loss per Share
     --------------
     Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003



1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------
     Cash Flows
     ----------
     For purposes of the consolidated statements of cash flows, the Company considers cash on hand and in banks, and all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     Use of Estimates
     ----------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Consideration of Comprehensive Income Items
     -------------------------------------------
     For the year ended September 30, 2003 and 2002, the Company's financial statements do not contain any changes that are required to be reported separately in comprehensive income.

     Income Taxes
     ------------
     The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, a full valuation allowance was established to reduce deferred income tax assets to the amounts expected to be realized. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


2.   Principles of Consolidation
     ---------------------------
     The accompanying financial statements include all of the accounts and activity of Signal-Hill Corporation, and its wholly-owned subsidiaries, Aegis Development Corporation (inception - November 15, 2001), Clear Vision Ventures Inc. (inception - December 5, 2001), Beacon Search (inception - December 5, 2001), and Signal-Hill Development Corporation (inception - November 15, 2001). All intercompany transactions have been eliminated in consolidation.


3.   Income Taxes
     ------------
     At September 30, 2003, the Company has a net operating loss carryforward of approximately $968,000. The losses are available to be carried forward for a period of up to twenty years and will expire at various dates through 2023.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003



4.   Stockholders' Equity
     --------------------
     As of September 30, 2003, 32,032,083 shares of the Company's $0.00001 par value common stock were issued and outstanding. Of these, 16,550,000 shares had been issued for compensation and 14,482,200 shares had been issued as a debt conversion. On March 1, 2002, a one-for-112.548212 reverse stock split occurred resulting in approximately 111,548,329 decrease in shares. All share and per share amounts in these financial statements have been retroactively restated to reflect the reverse stock split.


5.   Related Party Transactions
     --------------------------
     The Company's shareholders have paid for all legal and accounting costs incurred by the Company. At September 30, 2003 and 2002, the Company owes the shareholders $18,500 and $8,000, respectively. These loans are non-interest bearing and are due on demand.

     On June 26, 2002, debt of $72,411 was converted to 14,482,200 shares of common stock at $0.005 per share.


6.   Correction of an Error
     ----------------------
     The Financial statements for 2002 were restated to correct the amount of expenses paid by shareholder and other general and administration expenses. The effect of which was to decreased net loss by $3,407.