Form 10QSB
period 2003-12-31
SIGNAL HILL CORP /CO/
filed 2004-05-19
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to
                                        ------------------    ------------------

                       Commission file number: 33-10829-D
                                               ----------

                             SIGNAL-HILL CORPORATION
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                              84-1047490
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                1017 South Gaylord Street, Denver, Colorado 80209
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 698-1918
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes         No  X
                                  -----      -----


As of April 30, 2004, 45,672,083 shares of common stock, par value $0.00001 per share, were outstanding.


Transitional Small Business Disclosure Format:       Yes        No  X
                                                        -----     -----

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

     Please see pages F-1 through F-4.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

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

     1.  No Currently Relevant Operating  History.  The Company has no currently
         ----------------------------------------
relevant operating history, revenues from operations, or assets other than cash from shareholder loans or private sales of stock. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

     4. Type of Business  Acquired.  The type of business to be acquired  may be
        --------------------------
one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

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

     6. Lack of  Diversification.  Because of the limited financial resources of
        ------------------------
the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

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

     14. Director's  Liability Limited.  The Company's Articles of Incorporation
         -----------------------------
exclude personal liability of its directors to the Company and its shareholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

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

     16. Working-Capital Deficit;  Insolvency;  Accumulated Deficit. At December
         ----------------------------------------------------------
31, 2003, the Company had cash in the minimal amount of only $784, and had no other current assets. At that date, the Company had current liabilities of $37,365. As a result, the Company had a working-capital deficit of $36,581 and, therefore, was insolvent. At that date, moreover, the Company had an accumulated deficit of $963,662. See "Need for Additional Financing," below.

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

     The enactment of the Sarbanes-Oxley Act of 2002, and of regulations that have been or are to be promulgated thereunder, results in a significant increase in the risks and costs of public-company status. A few features of the Act are

(1)  CEO  and  CFO   certifications  of  the  financial   statements  and  other
     information contained in annual and quarterly reports;

(2)  acceleration  of  deadlines  for  reporting of insider  transactions  under
     Section 16 of the Exchange Act;

(3) acceleration of deadlines for reporting of material changes in financial conditions or operations;

(4)  prohibition of new loans to directors and executive officers;

(5) review by the Commission at least every three years of periodic reports and other filings;

(6) new authority to prohibit certain individuals from serving as officers and directors;

(7)  extension of the statute of limitations on claims of securities fraud;

(8) establishment of new criminal offenses for destroying, altering, or falsifying records;

(9) federal sentencing guidelines to be amended sufficiently to "deter and punish" criminal acts;

(10) disclosure of whether a financial expert serves on the audit committee and, if not, why not;

(11) disclosure of whether a code of ethics for senior management has been adopted and enforced and, if not, why not; and

(12) requirement that attorneys to the corporation report material violations of securities laws or breaches of fiduciary duties.


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

     21. No  Foreseeable  Dividends.  The Company has not paid  dividends on its
         --------------------------
Common Stock and does not anticipate paying such dividends in the foreseeable future.

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

     23. Dilutive  Effects of Issuing  Additional  Common Stock. The majority of
         ------------------------------------------------------
the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

     24. No Public Market  Exists.  There  currently is no public market for the
         ------------------------
securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. Consequently, should the investor suffer a change in circumstances arising from an event not contemplated at the time of his investment, and should the investor therefore wish to transfer the Common Stock owned by him, he may find he has only a limited or no ability to transfer or market the Common Stock. Accordingly, purchasers of the Common Stock need to be prepared to bear the economic risk of their investment for an indefinite period of time. Prospective investors should be fully aware of the long-term nature of their investment in the Company.

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

     25. No Market Maker - Possible  Dominance of Market by Single Market Maker.
         ----------------------------------------------------------------------
Even if the Company's securities become eligible to be traded by securities brokers and dealers that are members of the National Association of Securities Dealers, Inc. ("NASD"), on the Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., the Company has no agreement with any NASD member to act as a market maker for the Company's securities. If the Company should be unsuccessful in obtaining one or more market makers for the Company's securities, the trading level and price of the Company's securities will be materially and adversely affected. If the Company should be successful in obtaining only one market maker for the Company's securities, the market maker would in effect dominate and control the market for such securities. Although management intends to contact several broker-dealers concerning their possible participation as a market maker in the Company's securities, there is no assurance that management will be successful in obtaining any market makers for the Company's securities.

     26. Broker-Dealer Sales of Company's Registered  Securities.  The Company's
         -------------------------------------------------------
registered securities are covered by a Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefor.

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


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

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

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 11, 2004                   SIGNAL-HILL CORPORATION


                                By:   /s/ Robert N. Snare
                                   --------------------------------------------
                                   Robert N. Snare, President
                                   (Principal Executive Officer)


                                By:   /s/ Timothy S. Gibson
                                   --------------------------------------------
                                   Timothy S. Gibson,
                                   Secretary and Treasurer (Principal Financial
                                   Officer and Principal Accounting Officer)

                             Signal-Hill Corporation
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                December 31, 2003

                                    CONTENTS
                                    --------




                                                                          Page
                                                                          ----


CONSOLIDATED BALANCE SHEET                                                F-1

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-4

                             Signal-Hill Corporation
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003






     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $           784
                                                               ----------------

      Total current assets                                                 784
                                                               ----------------

      TOTAL ASSETS                                             $           784
                                                               ================


     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                             $        17,465
  Loans from stockholders                                               19,900
                                                               ----------------

      Total current liabilities                                         37,365
                                                               ----------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.00001 par value; 10,000,000
    shares authorized; none issued and outstanding                           -
  Common stock, $0.00001 par value; 500,000,000 shares
    authorized; 32,032,083 shares issued and outstanding                   320
  Additional paid-in capital                                           926,761
  Deficit accumulated during the development
    stage                                                             (963,662)
                                                               ----------------

                                                                       (36,581)
                                                               ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $           784
                                                               ================














    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                           Inception
                                       (October 1, 1989)             For the three months
                                               to                     ended December 31
                                       December 31, 2003           2003                2002
                                       ------------------    ----------------    ----------------

REVENUE
  Revenues                             $               -     $             -     $             -
                                       ------------------    ----------------    ----------------

      Total revenue                                    -                   -                   -

EXPENSES
  Costs and expenses                             195,150              (1,296)              3,806
                                       ------------------    ----------------    ----------------

      Total expenses                             195,150              (1,296)              3,806
                                       ------------------    ----------------    ----------------

NET INCOME (LOSS)                      $        (195,150)    $         1,296     $        (3,806)
                                       ==================    ================    ================

BASIC NET INCOME (LOSS) PER SHARE      $            (NIL)    $           NIL     $          (NIL)
                                       ==================    ================    ================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           4,297,501          32,032,083          32,032,083
                                       ==================    ================    ================

































    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                         Inception                 For the three months
                                                     (October 1, 1989)              ended December 31
                                                             to            ------------------------------------
                                                     September 30, 2003          2003                2002
                                                     ------------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $        (195,150)    $         1,296     $        (3,806)
  Adjustments to reconcile
    net loss to net cash flows from
    operating activities:
      Shares issued for compensation                            82,750                   -                   -
      Expenses paid by stockholders                             18,530                   -                   -
      Accounts payable and loans from
        stockholders                                            45,472              (2,575)                986
                                                     ------------------    ----------------    ----------------

        Net cash flows from operating activities               (48,398)             (1,279)             (2,820)

CASH FLOWS FROM INVESTING ACTIVITIES                                 -                   -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
  Accounts payable and loans from
     stockholders                                               49,182               1,400               2,500
                                                     ------------------    ----------------    ----------------

        Net cash flows from financing activities                49,182               1,400               2,500
                                                     ------------------    ----------------    ----------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             784                 121                (320)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                -                 663               1,528
                                                     ------------------    ----------------    ----------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                      $             784     $           784     $         1,208
                                                     ==================    ================    ================

















    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


1.   Management's Representation of Interim Financial Information
     ------------------------------------------------------------
     The accompanying financial statements have been prepared by Signal-Hill Corporation. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 2003


2.   Principles of Consolidation
     ---------------------------
     The accompanying financial statements include all of the accounts and activity of Signal-Hill Corporation, and its wholly owned subsidiaries, Aegis Development Corporation, Clear Vision Ventures, Inc., Beacon Search, and Signal-Hill Development Corporation. All intercompany transactions have been eliminated in consolidation.