Form 10QSB
period 2004-03-31
SIGNAL HILL CORP /CO/
filed 2004-05-28
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                         --------------   --------------

                       Commission file number: 33-10829-D
                                               ----------


                             SIGNAL-HILL CORPORATION
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                       84-1047490
-------------------------------               ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                1017 South Gaylord Street, Denver, Colorado 80209
                -------------------------------------------------
                    (Address of principal executive offices)

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

     1. No Currently Relevant  Operating  History.  The Company has no currently
        -----------------------------------------
relevant operating history, revenues from operations, or assets other than cash from shareholder loans or private sales of stock. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

     16. Working-Capital Deficit; Insolvency;  Accumulated Deficit. At March 31,
         ---------------------------------------------------------
2004, the Company had cash in the amount of $7,791, and had no other current assets. At that date, the Company had current liabilities of $17,451. As a result, the Company had a working-capital deficit of $9,660 and, therefore, was insolvent. At that date, moreover, the Company had an accumulated deficit of $1,009,941. See "Need for Additional Financing," below.

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

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 2.  CHANGES IN SECURITIES
------------------------------

Recent Sales of Unregistered Securities
---------------------------------------

     In two transactions consummated on February 1, 2004, the Company issued a total of 8,200,000 shares of Common Stock to present or past officers and directors in compensation for their past services to the Company. Those services were valued by the Company's board of directors at an aggregate of $41,000. Detailed information as to those transactions is presented in the table set forth below.

==================  =================  ===================  ============  ==========  ==============
     Name of          Title(s) Held        Duration of         Rate of      Total        Number of
     Service                                 Service        Compensation   Value of    Shares to be
     Provider                                                                Past         Issued
                                                                           Services
------------------  -----------------  -------------------  ------------  ----------  --------------
Eric J. Sundsvold   President and a    June 1, 2002,         $2,000/mo.     $40,000     8,000,000
                    Director           through January 31,
                                       2004 (20 months)

Timothy S. Gibson   Secretary,         June 1, 2002,         $50/mo.        $ 1,000       200,000
                    Treasurer, and     through January 31,
                    a Director         2004 (20 months)
----------------------------------------------------------------------------------------------------
                                      TOTALS                                $41,000     8,200,000
====================================================================================================


     Also on February 1, 2004, the Company issued 200,000 shares of Common Stock to a service provider in compensation for her past services to the Company. Those services were valued by the Company's board of directors at $1,000.

     In a transaction consummated on February 23, 2004, the Company issued an additional 3,240,000 shares of Common Stock to Mr. Sundsvold. The shares were issued in consideration of his cancellation of $16,200 of the Company's debt to him. The debt arose from Mr. Sundsvold's having made working-capital loans to the Company, or payments directly to vendors on behalf of the Company.

     On March 22, 2004, the Company sold a total of 1,500,000 shares of Common Stock to three individual investors, for a total purchase price of $15,000 in cash. The sales were conducted on behalf of the Company by Robert N. Snare, its President. In connection with the sales, the Company did not pay any underwriting discounts or commissions.

     In the transactions described above in this Item 2, the Company issued a total of 13,140,000 shares of Common Stock for consideration valued by the Company in the aggregate amount of $73,200. At April 30, 2004, the shares issued in those transactions represented 28.8% of the issued and outstanding Common Stock.

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


Date:  May 26, 2004                         SIGNAL-HILL CORPORATION


                                    By: /s/       Robert N. Snare
                                        ----------------------------------------
                                        Robert N. Snare, President, (Principal
                                        Executive Officer)


                                    By: /s/       Timothy S. Gibson
                                        ----------------------------------------
                                        Timothy S. Gibson, Secretary and
                                        Treasurer (Principal Financial Officer
                                        and Principal Accounting Officer)

                             Signal-Hill Corporation
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 March 31, 2004

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

CONSOLIDATED BALANCE SHEET                                                 F-1

CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-4

                             Signal-Hill Corporation
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                 March 31, 2004




     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $        7,791
                                                                 ---------------

        Total current assets                                              7,791
                                                                 ---------------

        TOTAL ASSETS                                             $        7,791
                                                                 ===============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                            $       12,251
     Loans from stockholders                                              5,200
                                                                 ---------------

        Total current liabilities                                        17,451
                                                                 ---------------

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.00001 par value; 10,000,000
        shares authorized; none issued and outstanding                        -
     Common stock, $0.00001 par value; 500,000,000 shares
        authorized; 45,172,083 shares issued and outstanding                451
     Additional paid-in capital                                         999,830
     Deficit accumulated during the development
        stage                                                        (1,009,941)
                                                                 ---------------

                                                                         (9,660)
                                                                 ---------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $        7,791
                                                                 ===============













    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                Inception
                             (October 1, 1989)         For the three months                 For the six months
                                    to                    ended March 31                      ended March 31
                              March 31, 2004          2004              2003              2004              2003
                             ----------------    --------------    --------------    --------------    --------------

REVENUE
  Revenues                   $             -     $           -     $           -     $           -     $           -
                             ----------------    --------------    --------------    --------------    --------------

    Total revenue                          -                 -                 -                 -                 -

EXPENSES
  Costs and expenses                 241,428            46,278             7,788            44,982            11,594
                             ----------------    --------------    --------------    --------------    --------------

    Total expenses                   241,428            46,278             7,788            44,982            11,594
                             ----------------    --------------    --------------    --------------    --------------

NET LOSS                     $      (241,428)    $     (46,278)    $      (7,788)    $     (44,982)    $     (11,594)
                             ================    ==============    ==============    ==============    ==============

BASIC NET LOSS PER SHARE     $          (NIL)    $        (NIL)    $        (NIL)    $        (NIL)    $        (NIL)
                             ================    ==============    ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               4,908,598        39,855,160        32,032,083        35,922,246        32,032,083
                             ================    ==============    ==============    ==============    ==============















    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                        Inception                 For the six months
                                                     (October 1, 1989)              ended March 31
                                                            to           ------------------------------------
                                                      March 31, 2003           2004                2003
                                                     ----------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $      (241,428)    $       (44,982)    $       (11,594)
  Adjustments to reconcile
    net loss to net cash flows from
    operating activities:
      Shares issued for compensation                         122,750              40,000                   -
      Expenses paid by stockholders                           36,730              18,200                   -
      Accounts payable and loans from
        stockholders                                          26,957             (21,090)             (2,866)
                                                     ----------------    ----------------    ----------------

        Net cash flows from operating activities             (54,991)             (7,872)            (14,460)

CASH FLOWS FROM INVESTING ACTIVITIES                               -                   -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
  Accounts payable and loans from
    stockholders                                              62,782              15,000              14,000
                                                     ----------------    ----------------    ----------------

        Net cash flows from financing activities              62,782              15,000              14,000
                                                     ----------------    ----------------    ----------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                         7,791               7,128                (460)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                              -                 663               1,528
                                                     ----------------    ----------------    ----------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                      $         7,791     $         7,791     $         1,068
                                                     ================    ================    ================
















    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004


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