Form 10KSB
period 2004-09-30
SIGNAL HILL CORP /CO/
filed 2005-02-25
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: September 30, 2004
                                ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

                       Commission file number: 33-10829-D
                                               ----------


                             SIGNAL-HILL CORPORATION
                       -----------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                      84-1047490
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     1017 South Gaylord Street, Denver, Colorado                   80209
     -------------------------------------------                 ----------
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                   ---

The issuer's revenues for its most recent fiscal year were $ 0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold on June 30, 2004, was approximately $133,500.

As of December 31, 2004, 48,672,083 shares of common stock, par value $0.00001 per share, were outstanding.

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

     2.   No Assurance of Success or  Profitability.  There is no assurance that
          -----------------------------------------
the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Common Stock will be increased thereby.

     3.   Possible  Business - Not Identified and Highly Risky.  The Company has
          ----------------------------------------------------
not identified and has no commitments to enter into or acquire a specific business opportunity. As a result, the Company is able to disclose the risks and hazards of a business or opportunity that it might enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it might enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its shareholders if the business or opportunity is unsuccessful.

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

     7.   Possible  Reliance upon Unaudited  Financial  Statements.  The Company
          --------------------------------------------------------
generally will require audited financial statements from companies that the Company proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. The Company is subject, moreover, to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including certified financial statements for any business that the Company shall acquire. Consequently, acquisition prospects that do not have or are unable to obtain the required certified statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     8.   Investment Company  Regulation.  The Company does not intend to become
          ------------------------------
classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). The Company believes that it will not become subject to regulation under the Investment Act because (i) the Company will not be engaged in the business of investing or trading in securities, (ii) any merger or acquisition that might be consummated by the Company will result in the Company's obtaining a majority interest in the merger or acquisition candidate, and (iii) the Company intends to discontinue any investment in a prospective merger or acquisition candidate in which a majority interest cannot be obtained. Should the Company be required to register as an investment company, it shall incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission (the "Commission") as to the status of the Company under the Investment Act. Any violation of the Investment Act will subject the Company to materially adverse consequences. Should the Commission find that the Company is subject to the Investment Act, and order the Company to register under such Act, the Company would vigorously resist such finding and order. Irrespective of whether the Commission or the Company were to prevail in such dispute, however, the Company would be damaged by the costs and delays involved. Because the Company will not register under the Investment Act, investors in the Company will not have the benefit of the various protective provisions imposed on investment companies by such Act, including requirements for independent directors.

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

     15.  Dependence   upon  Outside   Advisors.   To  supplement  the  business
          -------------------------------------
experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

     16.  Minimal Working Capital;  Accumulated  Deficit. At September 30, 2004,
          ----------------------------------------------
the Company had cash in the amount of $20,355, and had no other current assets. At that date, the Company had current liabilities of $4,405. As a result, the Company had working capital in the minimal amount of only $15,950. At that date, moreover, the Company had an accumulated deficit of $1,019,331. See "Need for Additional Financing," below.

     17.  Need  for  Additional  Financing.  The  Company's  funds  will  not be
          --------------------------------
adequate to take advantage of any available business opportunities. Even if the Company were to obtain funds sufficient to acquire an interest in a business opportunity, it might lack enough capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. There is no assurance, however, that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be severely limited or even suspended.

     18.  Leveraged Transactions. There is a possibility that any acquisition of
          ----------------------
a business  opportunity  by the Company may be leveraged,  i.e., the Company may
                                                           ----
finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate revenues sufficient to cover the related debt and expenses.

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

     22.  Loss of Control by Present  Management and  Shareholders.  The Company
          --------------------------------------------------------
may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's shareholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's shareholders, although management has no plans to do so.

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

     28.  Possible Rule 144 Sales; Concentration of Ownership of Shares Eligible
          ----------------------------------------------------------------------
for Sale. The majority of the outstanding shares of Common Stock held by present
--------
shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that might develop.

     As of the date of this Report, the Company had a total of 48,672,083 shares of Common Stock outstanding. Of that number, 5,000,000 shares were sold by the Company in unregistered transactions within the past 12 months. As a result, the one-year holding period imposed by Rule 144 has not yet expired, and those shares are not yet eligible for sale under the Rule. When those shares do become eligible for sale, any sale of them can be expected to exert downward pressure upon the price for the Common Stock in any market that might develop.

     The 5,000,000 shares that are currently ineligible for sale under Rule 144, however, represent only 10.3% of the total outstanding Common Stock. Even after those shares become eligible for sale, therefore, their impact upon the market for the Common Stock is apt to be of secondary significance. The greater potential market influence, rather, lies with the Company's remaining 43,672,083 outstanding shares.

     Of that number, 7,549,397 shares (15.5% of the outstanding shares) are eligible for current sale, free of any volume limitations imposed under Rule
144. That is because the shares are held by nonaffiliates of the Company, and either were sold more than two years ago, so that the volume limitations have expired, or were sold in registered transactions. At December 31, 2004, ownership of those shares was distributed among 192 shareholders of record. Ownership of more than half of the total outstanding shares, however, is concentrated in the hands of less than 9 persons.

     All of the remaining 36,122,686 shares (74.2% of the outstanding shares) are eligible for current sale under Rule 144, subject, however, to the volume limitations. Those shares remain subject to the volume limitations either because the shares are held by affiliates or because the volume limitations imposed upon shares owned by nonaffiliates have not expired. Those shares are owned by a total of only 18 persons.

     It is important to put the Rule 144 volume limitations into a pragmatic context, viewed as of the date of this Report. It is quite possible that the trading volume in any market that might develop for the Company's securities will be a thin one, meaning that the daily or weekly volume of shares that changes hands in the market could be small. Each person who holds Company shares that are subject to the limitations will be permitted in any three-month period to sell into any market for the Common Stock a minimum of 486,720 shares. That number of shares, especially when combined with shares of other persons whose stock happens to be subject to the volume limitations, could well be enough to dominate and control the price and trading volume in the Company's securities.

     Taking all of the above into account, a total of 43,672,397 shares (89.7% of the outstanding shares) may be sold either pursuant to, or free of, the volume limitations. Because a sizeable majority of those shares is controlled by only a limited number of persons, selling decisions by one or more of those persons can be expected to have a substantial impact upon (or constitute an "overhang" over) any market that might develop. Should any one or more of such persons chose to sell a large number of shares over a short period of time, the market price for the shares could be significantly depressed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

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

     (b)  Holders
     ------------

     As of December 31, 2004, the Company had 210  shareholders of record.  This
does  not   include   shareholders   who  hold  stock  in  their   accounts   at
broker/dealers.

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

     (e)  Recent  Sales  of  Unregistered  Securities;   Use  of  Proceeds  from
     ---------------------------------------------------------------------------
Registered Securities
---------------------

     On June 26, 2002, the Company issued 30,000 shares of Common Stock to a service provider in compensation for her past services to the Company. Those services were valued by the Company's board of directors at $150. In another transaction consummated on that date, the Company issued 1,600,000 shares of Common Stock to a creditor of the Company. The shares were issued in consideration of the cancellation of all or a portion of the debt of the Company to the person to whom the shares were issued. The amount of the Company's debt canceled in the transaction was $8,000.

     On February 1, 2004, the Company issued 200,000 shares of Common Stock to a service provider in compensation for her past services to the Company. Those services were valued by the Company's board of directors at $1,000.

     Between March 21, 2004, and July 1, 2004, the Company completed a private placement of 5,000,000 shares of Common Stock, for a price of $0.01 per share, resulting in a total purchase price of $50,000. All of the sales in the private placement were conducted on behalf of the Company by Robert N. Snare, its
President. In connection with the sales, the Company did not pay any underwriting discounts or commissions. Further information as to this private placement is presented in the two paragraphs that follow.

     On March 22, 2004, the Company sold a total of 1,500,000 shares of Common Stock to three individual investors, for a total purchase price of $15,000 in cash. On April 27, 2004, the Company sold an additional 500,000 shares of Common Stock to one individual investor, for a purchase price of $5,000 in cash.

     On May 4, 2004, the Company sold 500,000 shares of Common Stock to one individual investor, for a purchase price of $5,000 in cash. On May 21, 2004, the Company sold an additional 1,500,000 shares of Common Stock to an investment group, for a purchase price of $15,000 in cash. On June 10, 2004, the Company sold an additional 250,000 shares of Common Stock to one individual investor, for a purchase price of $2,500 in cash. On June 30, 2004, the Company sold an additional 750,000 shares of Common Stock to three individual investors, for a total purchase price of $7,500 in cash.

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

     See "Part I -- Item 1. Description of Business -- Plan of Operations."

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     See pages F-1 through F-8.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     For the periods covered by this Report, no information is required to be furnished pursuant to this Item 8.

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

ITEM 8B.  OTHER INFORMATION
---------------------------

     For the periods covered by this Report, no information is required to be furnished pursuant to this Item 8B.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

     The directors and executive officers of the Company, and their respective ages, positions held in the Company, and duration as such, are as follows:

       Name           Age                 Positions Held and Tenure
------------------    ---    ---------------------------------------------------

Robert N. Snare       60     President and a Director since February 1, 2004

Timothy S. Gibson     48     Secretary and Treasurer since November of 1994, and
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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     (a)  Cash Compensation
     ----------------------

     During the fiscal year ended September 30, 2004, no executive officer of the Company received cash compensation other than reimbursement of expenses incurred on behalf of the Company.

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

     See "Item 12. Certain Relationships and Related Transactions."

     (e)  Termination of Employment and Change of Control Arrangements
     -----------------------------------------------------------------

     None.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     As of December 31, 2004, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $0.00001 per share, its only class of outstanding securities. The table also sets forth the total number of shares of these securities owned by the directors and officers of the Company.

          Name and Address of             Number of Shares       Percentage
          Beneficial Owner                Owned Beneficially     of Class
          -----------------------------------------------------------------

          Eric J. Sundsvold
          5121 S. Ironton Way
          Englewood, CO  80111               26,915,3501            55.3%

          Robert N. Snare
          5856 S. Ironton Court
          Englewood, CO  80111                 7,300,000            15.0%

          Robert Neece
          303 East Seventeenth Avenue
          Suite 800
          Denver, CO  80203                    2,600,000             5.3%

          All officers and directors
          as a group (2  persons)              8,410,000            17.3%

          -----------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     In a group of transactions consummated on June 26, 2002, the Company issued a total of 16,520,000 shares of Common Stock to present or past officers and directors in compensation for their past services to the Company. Those services were valued by the Company's board of directors at an aggregate of $82,600. Detailed information as to those transactions is set forth in Table A, below.
                                                              -------

                                     Table A
                                     -------

=========================================================================================================

Name of             Title(s) Held     Duration of                   Rate of       Total      Number of
Service                                 Service                  Compensation   Value of       Shares
Provider                                                                          Past         Issued
                                                                                Services
---------------------------------------------------------------------------------------------------------

Eric J. Sundsvold   President and a   May 16, 1999,              $2,000/mo.      $74,000     14,800,000
                    Director          through May 31, 2002
                                      (36+ months)

Robert Pike         President         Nov. 5, 1994, to May          $50/mo.      $ 2,700        540,000
                                      14, 1999 (53+ months)

                    Director          Nov. 2, 1994, to May 14,
                                      1999 (53+ months)

David Jackson       Director          Nov. 4, 1994, to May          $25/mo.      $ 1,350        270,000
                                      14, 1999 (53+ months)

Timothy S. Gibson   Secretary and     Nov. 5, 1994,                 $50/mo.      $ 4,550        910,000
                    Treasurer         through May 31, 2002
                                      (90+ months)

                    Director          Nov. 2, 1994,
                                      through May 31, 2002
                                      (90+ months)
---------------------------------------------------------------------------------------------------------
                                     TOTALS                                      $82,600     16,520,000
=========================================================================================================

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

                                     Table B
                                     -------

===================================================================================================

   Name of Debt-                        Amount of Debt Canceled                       Number of
     Canceling                                                                     Shares Issued
     Creditor
---------------------------------------------------------------------------------------------------

Eric J. Sundsvold       $40,411  (conversion of working-capital loans to the
                                   corporation, or payments directly to vendors
                                   on behalf of the corporation)                     8,082,200

Robert Neece (Legal     $13,000  (forgiveness of a portion of the outstanding
Counsel)                           balance of legal fees and expenses owed by
                                   the corporation)                                  2,600,000

Darrell Benjamin        $11,000  (conversion of a portion of working-capital
                                   loans to the corporation)                         2,200,000
---------------------------------------------------------------------------------------------------
         TOTALS         $64,411                                                     12,882,200
===================================================================================================

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

                                     Table C
                                     -------

===========================================================================================================

 Name of Service    Title(s) Held    Duration of Service     Rate of        Total Value        Number of
    Provider                                               Compensation       of Past         Shares to be
                                                                              Services           Issued
-----------------------------------------------------------------------------------------------------------

Eric Sundsvold     President and a   June 1, 2002,           $2,000/mo.       $40,000          8,000,000
                   Director          through January 31,
                                     2004 (20 months)

Timothy Gibson     Secretary,        June 1, 2002,              $50/mo.       $ 1,000            200,000
                   Treasurer, and    through January 31,
                   a Director        2004 (20 months)
-----------------------------------------------------------------------------------------------------------
                                     TOTALS                                   $41,000          8,200,000
===========================================================================================================

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

     In the transactions described above in this Item 12, the Company issued a total of 40,842,200 shares of Common Stock for consideration valued by the Company in the aggregate amount of $204,211. At December 31, 2004, the shares issued in those transactions represented 83.9% of the issued and outstanding Common Stock.

     Other than as described above in this Item 12, there were no transactions, or series of transactions, for the fiscal years ended September 30, 2004 and 2003, nor are there any currently proposed transactions, or series of the same, to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five-percent shareholder, or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

ITEM 13.  EXHIBITS
------------------

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

        31.2       Certification of Mr.
                   Gibson Pursuant to Rules
                   13a-14 or 15d-14

        32.1       Certification of Mr.
                   Snare Pursuant to
                   Section 1350

        32.2       Certification of Mr.
                   Gibson Pursuant to
                   Section 1350

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

Audit Fees
----------

     The aggregate fees billed by Comiskey & Co. for audit of the Company's annual financial statements were $3,000 for the fiscal year ended September 30, 2003, and $ 2,000 for the fiscal year ended September 30, 2004. The aggregate fees billed by Comiskey & Co. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $736 for quarters ended within the year ended September 30, 2003, and $573.10 for quarters ended within the year ended September 30, 2004.

Audit-related Fees
------------------

     Comiskey & Co. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ended September 30, 2003 or 2004.

Tax Fees
--------

     The aggregate fees billed by Comiskey & Co. for tax compliance, advice, and planning were $-0- for the fiscal year ended September 30, 2003, and $ -0- for the fiscal year ended September 30, 2004.

All Other Fees
--------------

     During the fiscal years ended September 30, 2003 and 2004, Comiskey & Co. billed the Company $ -0- and $ -0- , respectively, for EDGAR filing services.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 23, 2005                SIGNAL-HILL CORPORATION
                                        -----------------------




                                        By:  /s/ Robert N. Snare
                                           -------------------------------------
                                           Robert N. Snare, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                       Title                         Date
     --------------               -----------                   ----------


   /s/ Robert N. Snare      President and a Director         February 23, 2005
-------------------------   (Principal Executive             -----------
    Robert N. Snare         Officer)


  /s/ Timothy S. Gibson     Secretary, Treasurer,            February 23, 2005
-------------------------   and a Director                   -----------
    Timothy S. Gibson       (Principal Financial
                            Officer and Principal
                            Accounting Officer)

                             Signal-Hill Corporation
                          (A Development Stage Company)

                        Consolidated Financial Statements

                               September 30, 2004

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                        F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-6 to F-8

                    {Letterhead of Comiskey & Company, P.C.}


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


We have audited the accompanying balance sheets of Signal-Hill Corporation as of September 30, 2004 and 2003, and the related statements of operations, cash flows, and stockholders' equity for each of the years then ended and for the period from inception (October 1, 1989) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal-Hill Corporation as of September 30, 2004 and 2003, and the results of its operations, its cash flows, and its changes in stockholders' equity for each of the years ended September 30, 2004 and 2003 and for the period from inception (October 1, 1989) to September 30, 2004, in conformity with U.S. generally accepted accounting principles.



Denver, Colorado
December 14, 2004


                                                          /S/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                             Signal-Hill Corporation
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                       September 30,
                                                            ------------------------------------
                                                                  2004                2003
                                                            ----------------    ----------------

   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                $        20,355     $           663
                                                            ----------------    ----------------

      Total current assets                                           20,355                 663
                                                            ----------------    ----------------

      TOTAL ASSETS                                          $        20,355     $           663
                                                            ================    ================

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                         $           405     $        20,041
   Loans from stockholders                                            4,000              18,500
                                                            ----------------    ----------------

      Total current liabilities                                       4,405              38,541
                                                            ----------------    ----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 10,000,000
      shares authorized; none issued and outstanding                      -                   -
   Common stock, $0.00001 par value; 500,000,000 shares
      authorized; 48,672,083 and 32,032,083 shares
      issued and outstanding                                            487                 320
   Additional paid-in capital                                     1,034,794             926,761
   Deficit accumulated during the development
      stage                                                      (1,019,331)           (964,959)
                                                            ----------------    ----------------

                                                                     15,950             (37,878)
                                                            ----------------    ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $        20,355     $           663
                                                            ================    ================












               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Inception
                                          (October 1, 1989)      For the year        For the year
                                                  to                ended               ended
                                            September 30,       September 30,       September 30,
                                                 2004                2004                2003
                                           ----------------    ----------------    ----------------

REVENUES
   Revenues                                $             -     $             -     $             -
                                           ----------------    ----------------    ----------------

      Total revenues                                     -                   -                   -

EXPENSES
   General and administrative expenses             250,819              54,373              14,345
                                           ----------------    ----------------    ----------------

      Total expenses                               250,819              54,373              14,345
                                           ----------------    ----------------    ----------------

NET LOSS                                   $      (250,819)    $       (54,373)    $       (14,345)
                                           ================    ================    ================

BASIC NET LOSS PER SHARE                   $          (NIL)    $          (NIL)    $          (NIL)
                                           ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                        6,335,435          41,771,210          32,032,083
                                           ================    ================    ================

























               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                          Deficit
                                                  Common stock                          accumulated       Total
                                           ---------------------------    Additional     during the    stockholders'
                                            Number of                      paid-in      development       equity
                                              shares         Amount        capital         stage        (deficit)
                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 1997                    999,883    $        10    $   771,910    $  (786,287)   $   (14,367)

   Net loss, September 30, 1998                      -              -              -         (2,750)        (2,750)
                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 1998                    999,883             10        771,910       (789,037)       (17,117)

   Net loss, September 30, 1999                      -              -              -         (6,000)        (6,000)
                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 1999                    999,883             10        771,910       (795,037)       (23,117)

   Net loss, September 30, 2000                      -              -              -         (9,840)        (9,840)
                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2000                    999,883             10        771,910       (804,877)       (32,957)

   Net loss, September 30, 2001                      -              -              -        (15,620)       (15,620)
                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2001                    999,883             10        771,910       (820,497)       (48,577)

   Shares issued for compensation,
    April 26, 2002                          16,550,000            165         82,585              -         82,750
    (price per share $.005)

   Shares issued upon
    debt conversion, April 26, 2002         14,482,200            145         72,266              -         72,411
    (price per share $.005)

   Net loss, September 30, 2002                      -              -              -       (130,117)      (130,117)
                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2002                 32,032,083            320        926,761       (950,614)       (23,533)

   Net loss, September 30, 2003                      -              -              -        (14,345)       (14,345)
                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2003                 32,032,083            320        926,761       (964,959)       (37,878)

   Shares issued for compensation,
    (price per share $.005)                  8,400,000             84         41,916              -         42,000

   Shares issued upon debt                   3,240,000             32         16,168              -         16,200
    conversion, (price per share $.005)

   Shares issued private placement           5,000,000             51         49,949              -         50,000

   Net loss, September 30, 2004                      -              -              -        (54,373)       (54,373)
                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2004                 48,672,083    $       487    $ 1,034,794    $(1,019,331)   $    15,950
                                           ============   ============   ============   ============   ============










               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Inception
                                                     (October 1, 1989)      For the year        For the year
                                                             to                ended               ended
                                                       September 30,       September 30,       September 30,
                                                            2004                2004                2003
                                                      ----------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $      (250,819)    $       (54,373)    $       (14,345)
   Adjustments to reconcile
     net loss to net cash flows from
     operating activities:
      Shares issued for compensation                          124,750              42,000                   -
      Expenses paid by stockholders                            18,530                   -                   -
      Accounts payable and loans from
        stockholders                                           28,412             (19,635)             (1,020)
                                                      ----------------    ----------------    ----------------

         Net cash flows from operating activities             (79,127)            (32,008)            (15,365)

CASH FLOWS FROM INVESTING ACTIVITIES                                -                   -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of stock for cash                                  50,000              50,000
      Accounts payable and loans from
       stockholders                                            49,482               1,700              14,500
                                                      ----------------    ----------------    ----------------

         Net cash flows from financing activities              99,482              51,700              14,500
                                                      ----------------    ----------------    ----------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        20,355              19,692                (865)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                              -                 663               1,528
                                                      ----------------    ----------------    ----------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                      $        20,355     $        20,355     $           663
                                                      ================    ================    ================














               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004



1.   Summary of Significant Accounting Policies
-----------------------------------------------

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

     In 1988, a fire destroyed substantially all of the Company's warehousing, assembly, testing, and fabrication operations. In September 1989, the Company directed RMFPC to sell its assets and to discontinue operations. In addition, as a result of actions of foreclosure by the Company's principal secured creditor, the Company lost possession of the plant, equipment, and materials necessary to continue in manufacturing. The Company's license to manufacture and distribute a certain patented system was canceled, as well. By the end of 1989, the Company had ceased all operations and, subsequent to that time, has not been actively engaged in business. On October 1, 1989, the Company reverted to a development stage. Through September 30, 2004, the Company has incurred $1,019,331 of accumulated losses while in the development stage.

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

                             Signal-Hill Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004



1.   Summary of Significant Accounting Policies (Continued)
-----------------------------------------------------------

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

     Consideration of Comprehensive Income Items
     -------------------------------------------
     For the years ended September 30, 2004 and 2003, the Company's financial statements do not contain any changes that are required to be reported separately in comprehensive income.

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

2.   Going Concern
------------------

     Due to continuing operating losses and a stockholders deficit for the year ended September 30, 2004 and 2003, there was substantial doubt about the Company's ability to continue as a going concern. Management has mitigated the effects of the accumulated losses by raising $50,000 cash through the private placement of common stock. Management estimates that this will be sufficient capital to sustain operations for the next year.

3.   Principles of Consolidation
--------------------------------

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

4.   Income Taxes
-----------------

     At September 30, 2004, the Company has a net operating loss carryforward of approximately $1,019,331. The losses are available to be carried forward for a period of up to twenty years and will expire at various dates through 2024.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004



5.   Related Party Transactions
-------------------------------

     The Company's shareholders have paid for the majority of legal and accounting costs incurred by the Company. At September 30, 2004 and 2003, the Company owes the shareholders $4,000 and $18,500, respectively. These loans are non-interest bearing and are due on demand.

     On June 26, 2002, debt of $72,411 was converted to 14,482,200 shares of common stock at $0.005 per share.

     On January 31, 2004, a debt of $16,200 and $40,000 owed for services was converted to 3,240,000 and 8,000,000 shares of common stock, respectively, at $0.005 per share.