Form 10QSB
period 2004-12-31
SIGNAL HILL CORP /CO/
filed 2005-08-29
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                                  -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: December 31, 2004

                                       OR

[_] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from               to
                                        --------------   --------------

                      Commission file number: 33-10829-D
                                              ----------

                            SIGNAL-HILL CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

          Colorado                                       84-1047490
------------------------------               ----------------------------------
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


As of Aug. 10, 2005, 45,672,083 shares of common stock, par value $0.00001 per share, were outstanding.


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Plan of Operations
------------------

     In March of 2002, the Company acquired four recently formed Nevada corporations. In the acquisition transactions, each Nevada corporation issued 112,548,212 shares of its authorized but previously unissued common stock to the Company in exchange for payment by the Company of $300 in cash. As a result each Nevada corporation became a wholly owned subsidiary of the Company.

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

b. would undergo a business combination with an operating business, either before or after completion of the spin-off transaction; and

c. would have its shares registered under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), on a Form 10 Registration Statement following the latter to occur of the transactions mentioned in a. and b., above.

     The purpose of the capital transactions mentioned in a, above, would be to provide funding to cover the expenses of identifying, investigating, and consummating the possible business combination mentioned in b, above, as well as the expenses of registration mentioned in c, above. It is contemplated that such funding would be sought through private placements of securities to be conducted by the subsidiary corporations.

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

    The purposes of registering the shares of the Nevada corporations under the Exchange Act are, among others, (i) to permit the shares to be traded in the public securities markets; and(ii) to comply with the registration requirements of Section 12 of the Exchange Act, should the corporations prove to have a large enough number of shareholders of record to trigger such requirements. Management believes that the public status, or the potential public status, of the Nevada corporations will be of value in attracting private businesses toward a possible combination with the corporations.

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

     7.  Possible  Reliance upon  Unaudited Financial  Statements.  The Company
         ---------------------------------------------------------
generally will require audited financial statements from companies that the Company proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies management that has not been verified by outside auditors. The Company is subject, moreover, to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including certified financial statements for any business that the Company shall acquire. Consequently, acquisition prospects that do not have or are unable to obtain the required certified statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

     10. Dependence upon Management. The Company will be heavily dependent upon
         --------------------------
the skills, talents, and abilities of its management to implement its business plan. The Company's executive officers and directors may devote as little as two hours per month to the affairs of the Company, which for a company such as this that is heavily dependent upon management, may be inadequate for Company business, and may delay the acquisition of any opportunity considered. Furthermore, management has no significant experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding the Company's operations. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company they should critically assess the information concerning the Company's management.

     11. Lack of Continuity in Management. The Company does not have employment
         --------------------------------
agreements with its management and there is no assurance that the persons named herein will manage the Company in the future. In connection with acquisition of a business opportunity, the current management of the Company probably will resign and appoint successors. This may occur without the vote or consent of the shareholders of the Company.

     12. Conflicts of Interest. Certain conflicts of interest exist between the
         ---------------------
Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

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

     16. Accumulated Deficit. At December 31, 2004, the Company had cash in the
         --------------------
amount of $16,610, and had no other current assets. At that date, the Company had current liabilities of $4,383. As a result, the Company had working-capital of $12,227, which may be insufficient to accomplish the Company's business plan. At that date, moreover, the Company had an accumulated deficit of $1,023,054. See "Need for Additional Financing," below.

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

     The enactment of the Sarbanes-Oxley Act of 2002, and of regulations that have been or are to be promulgated thereunder results in a significant increase in the risks and costs of public-company status. A few features of the Act are

(1)  CEO  and CFO   certifications  of  the  financial   statements  and  other
     information contained in annual and quarterly reports;

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

     First, the Company will need to be more exacting in its evaluation of candidates. To be an appropriate candidate, a private business enterprise will need to possess levels of resources, and of business, legal, and accounting sophistication and experience that permit a reasonable conclusion to be reached that the candidate has the capability of complying with the new law.The Company will need to satisfy itself, moreover, that the candidate has not only the needed resources but also a corporate culture that is compatible with the financial limitations imposed by the new law, and with the increased levels of scrutiny and candor associated with the new law.

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

    22. Loss of Control by Present Management and Shareholders. The Company may
         ------------------------------------------------------
consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company.The result of such an acquisition would be that the acquired company's shareholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's shareholders, although management has no plans to do so.

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

     24. No Public Market Exists.  There  currently is no public market for the
         ------------------------
securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay if at all. Consequently, should the investor suffer a change in circumstances arising from an event not contemplated at the time of his investment, and should the investor therefore wish to transfer the Common Stock owned by him, he may find he has only a limited or no ability to transfer or market the Common Stock. Accordingly, purchasers of the Common Stock need to be prepared to bear the economic risk of their investment for an indefinite period of time. Prospective investors should be fully aware of the long-term nature of their investment in the Company.

     If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes if any, and any other selling costs may exceed the selling price. Further many lending institutions will not permit the use of such securities as collateral for any loans.

    25. No Market Maker - Possible  Dominance of Market by Single Market Maker.
         ----------------------------------------------------------------------
Even if the Company's securities become eligible to be traded by securities brokers and dealers that are members of the National Association of Securities Dealers, Inc. ("NASD") on the Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., the Company has no agreement with any NASD member to act as a market maker for the Company's securities. If the Company should be unsuccessful in obtaining one or more market makers for the Company's securities, the trading level and price of the Company's securities will be materially and adversely affected. If the Company should be successful in obtaining only one market maker for the Company's securities, the market maker would in effect dominate and control the market for such securities. Although management intends to contact several broker-dealers concerning their possible participation as a market maker in the Company's securities, there is no assurance that management will be successful in obtaining any market makers for the Company's securities.

    26. Broker-Dealer Sales of Company's Registered  Securities.  The Company's
         -------------------------------------------------------
registered securities are covered by a Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions overed by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefor.

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

     The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material, adverse competitive or technological change affecting the Company's business that the Company's President and other significant employees will remain employed as such by the Company and that there will be no material, adverse change in the Company's operations or business, or in governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

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


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

    The two persons who perform the respective functions of the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

     In the transactions described above in this Item 2, the Company issued a total of 13,140,000 shares of Common Stock for consideration valued by the Company in the aggregate amount of $73,200. At April 30, 2004 the shares issued in those transactions represented 28.8% of the issued and outstanding Common Stock.

     None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act") Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration contained in Sections 4(2) and 3(b) of the Securities Act, and in Regulation D promulgated under the Securities Act.


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

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 25, 2005               SIGNAL-HILL CORPORATION


                                      /s/ Robert N. Snare
                                      ---------------------------------------
                                      Robert N. Snare, President
                                      (Principal Executive Officer)

                                      /s/ Timothy S. Gibson
                                      ---------------------------------------
                                      Timothy S. Gibson, Secretary and Treasurer
                                      (Officer and Principal Accounting Officer)

                             Signal-Hill Corporation
                          (A Development Stage Company)

                        Consolidated Financial Statements

                              December 31, 2004

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

CONSOLIDATED BALANCE SHEET                                                 F-1

CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-4

                             Signal-Hill Corporation
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                              December 31, 2004




     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $       16,610
                                                                 ---------------

        Total current assets                                             16,610
                                                                 ---------------

        TOTAL ASSETS                                             $       16,610
                                                                 ===============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                            $          383
     Loans from stockholders                                              4,000
                                                                 ---------------

        Total current liabilities                                         4,383
                                                                 ---------------

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.00001 par value; 10,000,000
        shares authorized; none issued and outstanding                        -
     Common stock, $0.00001 par value; 500,000,000 shares
        authorized; 48,672,083 shares issued and outstanding                487
     Additional paid-in capital                                       1,034,794
     Deficit accumulated during the development
        stage                                                        (1,023,054)
                                                                 ---------------

                                                                         12,227
                                                                 ---------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $       16,610
                                                                 ===============













    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                Inception
                             (October 1, 1989)         For the three months
                                    to                   ended December 31,
                           December 31, 2004          2004              2003
                             ----------------    --------------    --------------

REVENUE
  Revenues                   $             -     $           -     $           -
                             ----------------    --------------    --------------

    Total revenue                          -                 -                 -

EXPENSES
  Costs and expenses                 254,542             3,723            (1,296)
                             ----------------    --------------    --------------

    Total expenses                   254,542             3,723            (1,296)
                             ----------------    --------------    --------------

NET INCOME (LOSS)            $      (254,542)    $      (3,723)    $       1,296
                             ================    ==============    ==============

BASIC NET INCOME
        (LOSS) PER SHARE     $         (0.04)    $       (0.00)    $        0.00
                             ================    ==============    ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               7,034,711        48,672,083        32,032,083
                             ================    ==============    ==============















    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                       Inception                 For the three months
                                    (October 1, 1989)              ended December 31
                                           to           ------------------------------------
                                   December 31, 2004           2004                2003
                                    ----------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                           $      (254,542)    $        (3,723)    $         1,296
  Adjustments to reconcile
    net loss to net cash flows from
    operating activities:
      Shares issued for compensation         124,750                   -                   -
      Expenses paid by stockholders           18,530                   -                   -
      Accounts payable and loans from
        stockholders                          28,390                 (22)             (2,575)
                                     ----------------    ----------------    ----------------

        Net cash flows from
            operating activities             (82,872)             (3,745)             (1,279)

CASH FLOWS FROM INVESTING ACTIVITIES               -                   -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of stock for cash                   50,000                  -                   -
  Accounts payable and loans from
    stockholders                               49,482                  -                1,400
                                      ----------------    ----------------    ----------------

        Net cash flows from
              financing activities             99,482                   -               1,400
                                      ----------------    ----------------    ----------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                         16,610              (3,745)                121

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               -              20,355                 663
                                      ----------------    ----------------    ----------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $        16,610     $        16,610     $           784
                                      ================    ================    ================
















    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2004


1.   Management's Representation of Interim Financial Information
     ------------------------------------------------------------
     The accompanying financial statements have been prepared by Signal-Hill Corporation. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 2004


2.   Principles of Consolidation
     ---------------------------
     The accompanying financial statements include all of the accounts and activity of Signal-Hill Corporation, and its wholly owned subsidiaries, Aegis Development Corporation, Clear Vision Ventures, Inc., Beacon Search, and Signal-Hill Development Corporation. All intercompany transactions have been eliminated in consolidation.