Form 10QSB
period 2005-06-30
SIGNAL HILL CORP /CO/
filed 2005-08-29
CIK 808447

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                                  -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: June 30, 2005

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

    16. Accumulated Deficit.   At June 30, 2005, the  Company  had cash in  the
         --------------------
amount of $12,249, and had no other current assets. At that date, the Company had current liabilities of $4,000. As a result, the Company had working-capital of $8,249, which may be insufficient to accomplish the Company's business plan. At that date, moreover, the Company had an accumulated deficit of $1,027,032. See "Need for Additional Financing," below.


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

                                June 30, 2005

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

CONSOLIDATED BALANCE SHEET                                                 F-1

CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-4

                             Signal-Hill Corporation
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                June 30, 2005




     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $       12,249
                                                                 ---------------

        Total current assets                                             12,249
                                                                 ---------------

        TOTAL ASSETS                                             $       12,249
                                                                 ===============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                            $            -
     Loans from stockholders                                              4,000
                                                                 ---------------

        Total current liabilities                                         4,000
                                                                 ---------------

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.00001 par value; 10,000,000
        shares authorized; none issued and outstanding                        -
     Common stock, $0.00001 par value; 500,000,000 shares
        authorized; 48,672,083 shares issued and outstanding                487
     Additional paid-in capital                                       1,034,794
     Deficit accumulated during the development
        stage                                                        (1,027,032)
                                                                 ---------------

                                                                          8,249
                                                                 ---------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $       12,249
                                                                 ===============













    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                               Inception
                          October 1, 1989)        For the three months         For the nine months
                                to                    ended June 30,              ended June 30,
                           June 30, 2005         2005           2004           2005         2004
                          ----------------    -----------    -----------    ----------   -----------

REVENUE
  Revenues                $             -     $        -     $        -     $       -    $        -
                          ----------------    -----------    -----------    ----------   -----------

    Total revenue                       -              -              -             -             -

EXPENSES
  Costs and expenses              258,520            481          5,100         7,701        50,082
                          ----------------    -----------    -----------    ----------   -----------

    Total expenses                258,520            481          5,100         7,701        50,082
                          ----------------    -----------    -----------    ----------   -----------

NET LOSS                  $      (258,520)    $     (481)    $   (5,100)       (7,701)      (50,082)
                          ================    ===========    ===========    ==========   ===========

BASIC NET LOSS PER SHARE  $         (0.03)    $    (0.00)    $    (0.00)    $  (0.00)    $    (0.00)
                          ================    ===========    ===========    ==========   ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING          8,345,154     48,672,083      45,172,083    48,672,083   38,994,273
                          ================    ===========    ===========    ==========   ===========















    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                   Inception                 For the nine months
                                                (October 1, 1989)              ended June 30,
                                                       to           ------------------------------------
                                                    June 30,
                                                      2005                2005                2004
                                                ----------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $      (258,520)    $        (7,701)    $       (50,082)
  Adjustments to reconcile
    net loss to net cash flows from
    operating activities:
      Shares issued for compensation                    124,750                   -              40,000
      Expenses paid by stockholders                      18,530                   -              18,200
      Accounts payable and loans from
        stockholders                                     28,006                (406)            (32,299)
                                                ----------------    ----------------    ----------------

        Net cash flows from operating activities        (87,234)             (8,107)            (24,181)

CASH FLOWS FROM INVESTING ACTIVITIES                          -                   -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of stock for cash                             50,000                   -              50,000
  Accounts payable and loans from
    stockholders                                         49,482                   -                   -
                                                ----------------    ----------------    ----------------

        Net cash flows from financing activities         99,482                   -              50,000
                                                ----------------    ----------------    ----------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                   12,248              (8,107)             25,819

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                         -              20,355                 663
                                                ----------------    ----------------    ----------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $        12,248     $        12,248     $        26,482
                                                ================    ================    ================
















    The accompanying notes are an integral part of the financial statements.

                             Signal-Hill Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2005


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